Form 10KSB40
period 1996-12-31
ANTEX BIOLOGICS INC
filed 1997-02-25
CIK 893692

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                 FORM 10-KSB
(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

         For the fiscal year ended DECEMBER 31, 1996

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 (No Fee Required)

         For the transaction period from                to
                                         --------------    -------------------
                                Commission file number  0-20988

                              ANTEX BIOLOGICS INC.
                           (FORMERLY MICROCARB INC.)
                 (Name of small business issuer in its charter)

              DELAWARE                                        52-1563899
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

300 PROFESSIONAL DRIVE, GAITHERSBURG, MARYLAND              20879
      (Address of principal executive offices)            (Zip Code)

                    Issuer's telephone number (301) 590-0129

      Securities registered under Section 12(b) of the Exchange Act:  NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

   UNITS, CONSISTING OF ONE SHARE OF COMMON STOCK AND ONE REDEEMABLE WARRANT
                                (Title of Class)

           REDEEMABLE WARRANTS TO PURCHASE ONE SHARE OF COMMON STOCK
                                (Title of Class)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

         Issuer's revenues for the fiscal year ended December 31, 1996 were $3,827,111.

         As of JANUARY 31, 1997, the aggregate market value of the voting stock held by non-affiliates of the Issuer based upon the average bid and asked prices of such stock on that date was $20,964,000.

         At JANUARY 31, 1997, there were 22,479,679 shares of Common Stock of the Issuer outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

         Information with respect to Directors and Officers, Executive Compensation, and Security Ownership of Certain Beneficial Owners and Management will be contained in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated by reference in Part III hereof.

         Transitional Small Business Disclosure Format    Yes ( )     No (X)

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS


                            DEVELOPMENT OF BUSINESS

      Antex Biologics Inc. (the "Company") is a biopharmaceutical company dedicated to the development and production of therapeutic products to prevent and treat infectious diseases and related disorders. The Company is a leader in the discovery and research of technologies for the development of vaccines against mucosal infections. The Company's initial focus has been the development of vaccines for respiratory, gastrointestinal and urogenital diseases. The Company (formerly known as MicroCarb Inc.), at its inception in August 1991, was focused on researching a proprietary Adhesin-Receptor Technology for vaccine development. In 1993, the Company broadened its technology platform and began to develop its second core technology described as Nutriment Signal Transduction. The combination of these two technologies provides a platform to research and develop products to not only prevent, but also treat infectious diseases and their related disorders.


                                    BUSINESS

TECHNOLOGY OVERVIEW

      General

      Proteins and nucleic acids, two major groups of naturally occurring molecules, and their respective roles in the development and treatment of diseases, have received widespread attention from the scientific community. The roles of complex carbohydrates and lipids in disease causation and prevention, on the other hand, were largely ignored in the past because of the chemical complexity of these molecules and the difficulty of analyzing them. Their roles in biological functions such as infection, inflammation and other disease processes are now being evaluated. Advances in molecular biology, bacterial physiology and analytical techniques have enabled scientists to characterize and begin to elucidate the roles of these bioactive molecules in the infectious disease process.

      Complex carbohydrates are associated with mammalian cells in several forms and have been shown to serve as receptors on cell surfaces to which viruses, bacteria and toxins (collectively, "microbes") can adhere, thereby causing infection or disease in the host. Lipids also have a variety of functions within the body. Certain types of lipids are reservoirs of nutritional energy; others function in cell-cell adhesion and in communication with other cells; and some make up the architecture of the plasma membranes of individual cells of the body. These particular cell membrane lipids were once thought to function only to maintain the shape and integrity of cells and to serve as a barrier between extracellular and intracellular environments. However, discoveries by the Company's scientists and collaborators have revealed that certain lipids (i.e., phospholipids), particularly those found in the mucus layer overlaying certain cells in the body, may play a major role in the pathogenesis of infection by serving as receptors and nutrients for growth of bacteria.

      Adhesin-Receptor Technology

      Generally, the first step in the process of microbial infection is the attachment of microbes to the surface of host cells through a binding process known as adhesion. The Company has developed its proprietary Adhesin-Receptor Technology (ART) to study the precise molecular events that underlie microbial adhesion to host cell receptors. Much like a lock and key, adhesins (the "key"), which are surface proteins on the outer membrane or cell wall of microbes recognize only particular molecular conformations and bind to specific, complementary receptors (the "lock") on the host cell surface. Using its ART, the Company has identified host cell receptors and their corresponding microbial adhesins for a number of microbes. The Company believes that certain microbial adhesins may be critical elements in providing a microbe access to the host cell by attaching to the corresponding protein, carbohydrate or lipid receptor, thereby facilitating the colonization (i.e., growth) and subsequent infection of the microbes.

      One of the most safe and effective means of preventing disease and death from infectious microbes has been immunization. Immunization is the act of inducing immunity by active or passive means. Antigens are substances of foreign agents, such as microbes, which signal to the immune system the presence of those particular agents. Once the human immune system identifies an antigen associated with a microbe, it produces substances called antibodies, which are specific proteins that recognize and react with the particular antigen. The presence of the particular antigen on the cell surface of the microbe enables the appropriate or corresponding antibody to bind to those cells but not to others. These antibodies are generally effective in neutralizing microbes. Therefore, exposure to the antigen in the form of a vaccine containing the antigen can stimulate the immune system to produce antibodies, thereby inducing immunity against a disease. This process is referred to as "active immunization." However, in some cases, the immune system on its own may not produce the antibodies in sufficient quantity to eliminate the undesirable agents or may not have been stimulated prior to the infection. In such instances, it may then be possible to provide immunity by injecting antibodies directly (i.e. rather than inducing their production) that have been produced in another host, either naturally or through vaccination. This process is referred to as "passive immunization."

      One of the most difficult problems inherent in vaccine development is that microbes of the same species often exhibit strain-to-strain diversity with respect to the types of antigens on their surfaces. With such diversity in the composition of microbes of the same species, the effect of vaccines targeted to a single strain of the microbe may be limited. The Company believes its proprietary ART may aid in circumventing the problems posed by strain diversity and antigen variations within strains. The Company has discovered that some adhesins that occur on the outer membrane or cell wall of certain species of microbes are the same throughout various strains within a given species (i.e. they are "conserved"). Based on data from animal models, the Company believes that the development of human vaccines aimed at stimulating the production of antibodies against these highly conserved proteins (adhesins) should be effective in providing immunity to a wide variety of strains of a given species.

      The first step in the process of developing adhesin vaccines is for the Company to identify the host cell receptor and its molecular structure. To date, the Company's scientists have identified the molecular structure of host cell receptors for more than 60 microbes. Once the Company has identified the receptor, the Company then uses it as a probe to identify and purify the corresponding adhesin for further analysis and development. Monoclonal or polyclonal antibodies and DNA probes are then used to identify the gene responsible for the adhesin. The recombinant adhesin can then be produced in sufficient quantities from the identified clone for preclinical and clinical testing.

      Nutriment Signal Transduction

      Microbes require a specific environment and nutrients to survive and reproduce. Not only does the mucosal surface, where more than ninety (90) percent of infections start, serve as a barrier to infection but it can serve as an environment for bacteria to survive and grow using substances found in the mucus as a nutriment source. Nutriment Signal Transduction (NST) is the regulation of cell growth through the stimulation or suppression of cellular activities by substances or conditions that nourish or promote growth. The application of NST is basically the use of physiologically logical signals to permit growth and stimulate the production of clinically relevant microbial antigens. The identification of growth components in mucus has made it possible to duplicate in the laboratory the specific environment found in the body by including these growth substances and conditions in laboratory growth media. The behavior of a microbe during entry and invasion of the host is a balancing act between the microbe and the host. Bacteria grown in an NST environment express antigens that more closely resemble the antigens produced within the body; these antigens may not be expressed in bacteria grown using traditional laboratory conditions. Therefore, these newly expressed antigens or antigenically enhanced microbes should result in more potent and better targeted vaccines for inducing immunity against an infectious agent. In addition, NST provides a platform for the Company to investigate drug discovery and development for both infectious diseases and related disorders.

PRODUCTS UNDER RESEARCH AND DEVELOPMENT

      The Company is currently conducting research and development activities with respect to several product areas which are based on its ART and NST technologies.

      Helicobacter pylori

      The Company is engaged in ongoing efforts aimed at developing a vaccine for Helicobacter ("H.") pylori, bacteria that can colonize in the stomach for years and are believed to play a major role in peptic ulcers and other gastrointestinal disorders, including gastritis and gastric cancer. Approximately half the world's population is infected with this organism, and one out of ten Americans are affected some time during their lives.

      Using NST technology, the Company has produced H. pylori bacteria that are antigenically enhanced when compared to conventionally grown H. pylori. These cells have been formalin-inactivated (killed) and combined with a proprietary mucosal adjuvant for use as a vaccine. A clinical trial is in progress under a U.S. Food and Drug Administration ("FDA") Investigational New Drug Application ("IND") to assess the safety and immunogenicity of this H. pylori vaccine preparation. This randomized double-blinded Phase I clinical trial will be conducted in volunteers with and without subclinical gastric infection. Preclinical models indicate that the vaccine has both prophylactic and therapeutic applications.

      In addition, Company scientists and collaborators have identified host cell receptors and have purified adhesins from H. pylori. The Company has cloned the genes, produced the recombinant proteins and produced quantities of the adhesins for preclinical animal testing. See "Production Facility". Further, the Company is evaluating other surface proteins and acellular antigens as potential vaccine candidates.

      These potential vaccine products have been licensed for use in humans to SmithKline Beecham through a corporate joint venture - MicroCarb Human Vaccines Inc. ("MCHV") for further development and possible commercialization. Uses other than as human vaccines are available for other collaborations that may be entered into by the Company. See "Strategy for Commercial Development."

      Chlamydia

      The Company is involved in an adhesin vaccine development project aimed at Chlamydia ("C.") trachomatis, the most common sexually transmitted bacteria. More than four million infections occur annually in the United States in men and women. Infection with these bacteria in women can lead to more severe diseases, including pelvic inflammatory disease, and ultimately infertility.

      The Company believes that through its proprietary ART it is possible that an effective anti-Chlamydial vaccine could be developed. The Company has identified and purified an adhesin from C. trachomatis and is completing the cloning of the adhesin gene. The Company plans to produce the recombinant adhesin to conduct initial animal testing. These potential vaccine products have been licensed for use in humans to SmithKline Beecham through MCHV for further development and possible commercialization. Uses other than as human vaccines are available for other collaborations that may be entered into by the Company. See "Strategy for Commercial Development."

      Based on the successful completion of a Phase I Small Business Innovation Research grant (SBIR), the Company was awarded in August 1996 a $600,000 Phase II SBIR from the National Institutes of Health ("NIH") to further develop this antigen as a potential subunit vaccine.

      Campylobacter

      Campylobacter is a leading cause of diarrheal disease worldwide--over 400 million cases annually. The Company has entered into a Cooperative Research and Development Agreement ("CRADA") with the United States Navy which has as its objective the development of a safe and effective vaccine to prevent diarrhea caused by enteropathogenic Campylobacter jejuni. The Company has developed and produced a whole cell vaccine utilizing its know-how in NST.

      Two successful clinical trials have been completed. The first was a Phase I clinical study which showed the safety and immunogenicity of the formalin-inactivated (killed) Campylobacter whole cell vaccine preparation.
The second trial tested the safety and immunogenicity of a killed Campylobacter whole cell vaccine in combination with a mucosal adjuvant. Data from this second study are being analyzed; however, preliminary results indicated that the combination is safe and immunogenic. As a result of these successful Phase I clinical studies, Phase II and III clinical studies are being planned. These potential vaccine products have been licensed for use in humans to SmithKline Beecham through MCHV for further development and possible commercialization. Uses other than as human vaccines are available for other collaborations that may be entered into by the Company. See "Strategy for Commercial Development."

      Otitis Media

      Otitis media, an ear infection, is the most frequent reason children visit the doctor, occurring in almost 80% of all children at least once. The three predominant types of bacteria found in infants and children with otitis media are Haemophilus influenzae nontypeable, Moraxella catarrhalis, and Streptococcus pneumoniae. The current treatment of choice for otitis media is antibiotic therapy. However, because of the increase in the incidence of antibiotic resistant strains of all three of these bacteria and the costs associated with the treatment of this disease, the Company believes that an otitis media vaccine would be a preferred alternative for addressing this disease.

      The Pittsburgh Otitis Media Research Center estimates that Haemophilus ("H.") influenzae nontypable is present in over 25% of otitis media infections. The Company has identified an adhesin of H. influenzae and has successfully cloned the gene for production of the recombinant adhesin. This adhesin is extremely conserved in H. influenzae. The recombinant form of the adhesin has been shown in animal studies to elicit an immune response.

      In December 1994, the Company entered into a license agreement with Pasteur Merieux Connaught ("PMC"), a wholly-owned subsidiary of Rhone Poulenc Rorer, under which the Company granted to PMC an exclusive license to develop, manufacture and sell one or more vaccines based on the Company's proprietary H. influenzae technology. See "Strategy for Commercial Development". The Company continues to collaborate with PMC in evaluation of this technology and has received the first milestone payment according to the agreement.

      In the territory not included in the PMC license, H. influenzae vaccine preparations described above for use in humans have been licensed to SmithKline Beecham through MCHV for further development and possible commercialization. See "Strategy for Commercial Development".

      In addition to its work on H. influenzae, the Company is currently developing a recombinant adhesin for Moraxella catarrhalis, another primary cause of otitis media. The Company has identified receptors and proprietary adhesins for this bacteria and is in preclinical development efforts.

      Other Projects/Products

      Neisseria meningitidis is a respiratory pathogen that causes invasive meningococcal infections primarily in children younger than 5 years of age and travelers to countries recognized to have epidemic disease. The only vaccine available to date is one comprising bacterial capsular polysaccharides. These capsular polysaccharides have been shown to cross-react with neural cells, potentially causing severe side effects. The Company is using both ART and NST to identify novel adhesins or other surface proteins to develop a subunit vaccine that should avoid the drawbacks of the vaccine currently being used.

      Shigella is another leading cause of diarrheal disease worldwide with over 1 billion cases reported. Infection is most common in children 1 to 4 years old. There is no vaccine available. NST is being used to produce antigenically enhanced Shigella that may provide broad protective efficacy against diarrheal diseases.


PRODUCTION FACILITY

      The Company established a contract for the services of a FDA approved pilot plant. This facility initially has been used for the production of the Company's Campylobacter jejuni and Helicobacter pylori whole cell vaccines for clinical trial purposes. The pilot plant was established and operates in compliance with the FDA's Good Manufacturing Practices

("GMP"). See "Government Regulation." The Company anticipates that it will produce pilot/clinical trial lots of its other proposed vaccines in this pilot facility.


STRATEGY FOR COMMERCIAL DEVELOPMENT

      All of the Company's proposed vaccine products are in research, preclinical or clinical development. Phase I clinical trials have been completed for Campylobacter jejuni and Helicobacter pylori is currently in Phase I clinical trials. All vaccine products will require substantial additional research and development, preclinical testing, clinical trials and/or regulatory approvals from the appropriate governmental agencies prior to commercialization. See "Government Regulation." With respect to the Company's proposed vaccine products, this process (from research to marketing) could require significant expenditures over a number of years assuming that the results obtained warrant continued development efforts.

      In December 1994, the Company entered into a technology license agreement with Pasteur Merieux Connaught (PMC), whereby the Company granted an exclusive license to develop, produce and market any product using the Company's Haemophilus influenzae nontypeable Hin47 adhesion protein in all countries other than those of the Asia-Pacific region. Under the license agreement, PMC is obligated to use commercially reasonable efforts to develop a marketable product. However, at its option and for good cause, PMC may cease development upon 6 months' prior written notice to the Company and upon payment of all amounts due to the Company through the effective date of the termination (in which case the licensed technology reverts to the Company). The Company earned a license fee in 1994. The Company is entitled to milestone payments based on the licensee's performance or the passage of time and earned the first milestone payment of $150,000 in December 1995. Additionally, upon commercialization, the licensee is obligated to pay a guaranteed minimum annual royalty to the Company on sales of any product incorporating the Company's technology. The licensee commenced a Phase I trial in February 1997 to determine the safety and immunogenicity of the vaccine.

      On May 7, 1996, the Company executed definitive agreements with SmithKline Beecham Corporation and SmithKline Beecham Biologicals Manufacturing s.a. ("SmithKline"), effective March 1, 1996, which established MCHV, to develop and commercialize human bacterial vaccines utilizing the Company's proprietary technologies. The agreements provide for the following: a payment of $3,000,000 to the Company in connection with SmithKline's acquisition of a 26.25% equity interest in MCHV; a payment of $2,400,000 to the Company to fund research and development for the first year; additional committed research and development funding through February 28, 1998, with SmithKline having the option to fund future years; two separate options granted to SmithKline expiring October 1, 1997 and 1998, respectively, to acquire from the Company additional equity interests in MCHV; an exchange option granted by the Company to SmithKline enabling SmithKline to convert its equity interest in MCHV for up to 4,793,685 shares of the Company's common stock, under specified conditions; and a warrant granted by the Company to SmithKline enabling SmithKline to acquire up to 7,682,637 shares of the Company's common stock, under specified conditions, and only to the extent that certain options and warrants previously granted and outstanding as of the date of the establishment of the strategic alliance are exercised. The agreements also provide for SmithKline to make milestone payments and pay royalties to MCHV; and for SmithKline to reimburse the Company for expenses the Company incurs for agreed upon production lots of vaccines for clinical trials, the conduct of agreed upon clinical trials, and the agreed upon prosecution and maintenance of the Company's patents and patent applications. As further stipulated in the agreements, SmithKline will be responsible for conducting additional clinical trials, manufacturing, and sales and distribution.

      In August 1994, the Company entered into a CRADA with the United States Navy, whereby the Company granted Government Purpose License Rights to its Campylobacter vaccine technology. In exchange for the rights granted, the United States Navy agreed to conduct and fund the costs involved in Phase I, II and III clinical trials for the vaccine, subject to the availability of required funds. Two Phase I trials have been successfully completed and Phase II and III trials are being planned. The Company retained all commercial rights to develop, produce and market any product involving its proprietary Campylobacter technology. Either party may terminate the CRADA upon thirty days written notice.

      In October 1992, the Company entered into a license agreement with Galagen Inc., a biotechnology company, pursuant to which Galagen paid the Company a license fee for the exclusive rights to use Company technology, including certain vaccines, to make, have made and sell non-parenteral passive immunity antibodies and to use the Company's carbohydrate receptor technology for certain therapeutic purposes. Under the license, Galagen also has exclusive rights to use the Company's carbohydrate receptor technology for certain purposes relating to the diagnosis and treatment of cancer. Galagen is obligated to pay royalties on sales of certain products derived from such technology.

      Galagen Inc., and other entities to which it may sublicense certain of the technologies pursuant to this agreement, may be competitors of the Company in that they may be targeting the same infectious disease states as the Company through alternative methods of treatment.

      The Company may continue to grant licenses to certain of its proprietary technologies in exchange for upfront license fees and/or royalty payments. The Company anticipates seeking such arrangements with respect to technologies that it is unwilling or unable to pursue on its own. The Company may seek one or more corporate partners to finalize manufacturing and marketing of VeroTest(TM).

GOVERNMENT REGULATION

      The production and marketing of the Company's products and its research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, vaccines, drugs and certain diagnostic products are subject to rigorous FDA review of safety and efficacy. The Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of such products. Noncompliance with applicable requirements can result in criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, refusal of the government to approve Product License Applications ("PLAs") or refusal to allow the Company to enter into supply contracts. The FDA also has the authority to revoke product licenses and establishment licenses previously granted.

      In order to obtain FDA approval to market a new biological or pharmaceutical product, the Company or its licensees must submit proof of safety, purity, potency and efficacy, which will require the Company or its licensees to conduct extensive laboratory, preclinical and clinical tests. This testing, as well as preparation of necessary applications and processing of those applications by the FDA, are expensive and time-consuming and often take several years to complete. There is no assurance that the FDA will act favorably in making such reviews, and significant difficulties or costs may be encountered by the Company or its licensees in its efforts to obtain FDA approvals that could delay or preclude the Company or its licensees from marketing any such products that it may develop. The FDA may also require postmarketing testing and surveillance to monitor the effects of marketed products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. With respect to patented products or technologies, delays imposed by governmental marketing approval processes may materially reduce the period during which the Company or its licensees will have the exclusive right to exploit patented products or technologies. See "Patents and Other Rights." Refusals or delays in the regulatory process in one country may make it more difficult and time consuming for the Company or its licensees to obtain marketing approvals in other countries.

      The FDA approval process for a new biological drug involves completion of preclinical studies and the submission of the results of these studies to the FDA in an IND, which must be approved before human clinical trials may be conducted. The results of preclinical and clinical studies on biological drugs are submitted to the FDA in the form of a PLA for approval to commence commercial sales. In responding to a PLA, the FDA may require additional testing or information, or may deny the application. In addition to obtaining FDA approval for each biological product, an Establishment License Application ("ELA") must be filed and the FDA must inspect and license the manufacturing facilities for each product. Product sales may commence only when both PLA and ELA are approved. For a new, non-biological drug product, a New Drug Application ("NDA") must be submitted to the FDA instead of a PLA.

      In certain instances in which a treatment for a rare disease or condition is concerned, the manufacturer may request the FDA to grant the drug product Orphan Drug status for a particular use. In such event, the developer of the drug may request grants from the government to defray the costs of certain expenses related to the clinical testing of such drug and be entitled to marketing exclusivity and certain tax credits. The Company or its licensees may seek Orphan Drug designation in the future for proposed products. If these products are the first such products approved, the Company or its licensees may be entitled to seven year marketing exclusivity for such products once regulatory approval has been obtained. The seven year period of exclusivity applies only to the particular drug for the rare disease or condition for which the FDA has designated the product an Orphan Drug. Therefore, another manufacturer could obtain approval of the same drug for an indication other than the Company's or could seek Orphan Drug status for a different drug for the same indication.

      Sales of medical devices and biological and pharmaceutical products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product or a device by a comparable regulatory authority of a foreign country must generally be obtained prior to the commencement of marketing in that country. Although the time required to obtain such approval may be longer or shorter than that required for FDA approval, the FDA approval process generally takes longer than foreign regulatory reviews.

      The Company is also subject to regulation by the Occupational Safety and Health Administration ("OSHA") and the Environmental Protection Agency ("EPA") and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. The Company believes that it is in compliance with regulations regarding the disposal of radioactive and chemical waste. The Company voluntarily complies with NIH guidelines regarding research involving recombinant DNA molecules. Such guidelines, among other things, restrict or prohibit certain recombinant DNA experiments and establish levels of biological and physical containment that must be met for various types of research.

      The Company either alone or in conjunction with its collaborators have filed INDs for Campylobacter jejuni and Helicobacter pylori vaccines. The applications were accepted by the FDA. As noted, the Company has entered into, and anticipates that it may in the future enter into, joint ventures, licensing or similar collaborative arrangements with one or more companies that will assume the costs and responsibility for clinical testing and for FDA and comparable foreign regulatory approval of any product which the Company may have in development. See "Strategy for Commercial Development." To the extent that the

Company is unable to enter into such arrangements or to raise substantial additional capital, it may not have the resources to complete the regulatory approval process for such products.


PATENTS AND OTHER RIGHTS

      The Company has four issued U.S. patents and eight issued foreign patents. Currently there are ten pending patent applications in the United States, with twenty-eight corresponding international patent applications. Two of the issued patents and one of the U.S. patent applications, and the corresponding foreign patent applications, are co-owned with other entities. The majority of the patent applications relate to the Company's ART and NST. Collectively, the applications include composition claims for enhanced bacteria, receptors and their corresponding adhesins or toxins and method of use claims for the use of these compositions for vaccines and other antimicrobial products.

      The Company holds licenses for exclusive rights to patents and related technologies covering VeroTest and certain H. pylori products. The Company has made initial payments to the licensors and is obligated to timely pay certain royalties or these licenses may be converted to non-exclusive licenses. In addition, royalty payments must be made if the Company markets products or services incorporating the licensed technologies.

      There can be no assurance that the Company's pending patent applications will result in issued patents, that any of its issued patents will afford protection against a competitor, or that any patents issued or licensed to the Company could not be challenged, invalidated or circumvented by others. Further, the patent position worldwide of biotechnology firms generally is highly uncertain, involving complex legal and factual questions. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months or even years, the Company cannot be certain that others have not filed patent applications directed toward inventions covered by its pending patent applications or that it was the first to file patent applications on such inventions. There can also be no assurance that any application of the Company's technologies will not infringe patents or proprietary rights of others or that licenses that might be required for the Company's processes or products would be available on reasonable terms. Furthermore, there can be no assurance that challenges will not be instituted against the validity or enforceability of any patent owned or licensed by the Company or, if instituted, that such challenges will not be successful or that the Company will have the financial resources to defend against any such challenge. The extent to which the Company or its licensees may be required to obtain licenses under other proprietary rights, the cost and availability of such licenses are unknown. Patent litigation is becoming more widespread in the biotechnology industry. There can be no assurance that others could not bring legal actions against the Company or its licensees for patent infringement. If the Company or its licensees becomes involved in such litigation, it could consume a substantial portion of the Company's resources. The Company also may lack the financial resources to defend its patents against infringements by others.

      The Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws. In addition, foreign patents, if obtained, may not provide the level of protection provided by domestic patents.

      The Company's success depends, in large part, on its ability to obtain patents, maintain trade secrets and operate without infringing on the proprietary rights of third parties. If patents do not issue from present or future patent applications, the Company will likely be subject to greater competition. The Company also relies upon unpatented proprietary technology, and in the future may determine in some cases that its interest would be better served by reliance on trade secrets or confidentiality agreements rather than patents. In such circumstances, no assurance can be made that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to such proprietary technologies or disclose such technologies or that the Company or its licensees can meaningfully protect its rights in such unpatented proprietary technologies.

      The Company requires each of its employees, consultants, and advisors to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with the Company. The employee agreements generally provide that all inventions conceived by the individual and all confidential or proprietary technology, including information and materials, developed or made known to the individual during the term of the relationship shall be the exclusive property of the Company and shall be kept confidential and not disclosed to third parties except under specified circumstances. The terms of agreements with consultants and advisors vary, as they relate to the ownership of inventions, depending primarily upon the policies of the academic and other institutions with which the consultants and advisors are associated. The Company has entered into non-disclosure agreements which are intended to protect its confidential information delivered to third parties for research or other purposes. There can be no assurance that these agreements will provide meaningful protection of the Company's confidential or proprietary technology in the case of unauthorized use or disclosure. Even if others do not gain unauthorized access to the Company's confidential or proprietary technology, there can be no assurance that others will not independently develop substantially equivalent proprietary technology. In addition, to the extent that strategic partners or consultants apply technological information developed independently by them or others to Company projects or apply Company technology to other projects, disputes may arise as to the ownership of proprietary rights to such technology.

COMPETITION

      Competition in the biotechnology and pharmaceutical industry is intense. While the Company is only aware of a limited number of companies that are pursuing the development of new bacterial vaccines and antimicrobial products, competition from other biotechnology and pharmaceutical companies for the development of products for prevention and/or treatment of the same infectious diseases targeted by the Company is intense and expected to increase. Many of the Company's competitors have substantially greater financial resources and larger research and development staffs than the Company, as well as substantially greater experience in developing products, in obtaining regulatory approvals, and in manufacturing and marketing pharmaceutical products than the Company. Competition with these companies involves not only product development, but also acquisition of products and technologies from universities and other research institutions. The Company also competes with universities and other institutions in the development of products, technologies and processes. Competitors have developed, or may be in the process of developing technologies that are, or in the future may be, the basis for competitive products. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective or affordable than those being developed by the Company and its licensees. In addition, one or more of the Company's competitors may achieve product commercialization or patent protection earlier than the Company.

      To the extent the Company has exclusively licensed out applications of the technology to address potential alternatives for treatment of certain infectious diseases, such alternatives are no longer available to the Company, thereby impacting the Company's ability to compete in the market for certain therapies for infectious diseases.

      The Company expects products approved for sale to compete primarily on the basis of product efficacy, safety, reliability, and patent position. Certain of the infectious diseases that the Company has chosen to target for its research and development efforts are currently being treated with therapies that have varying degrees of success. Accordingly, the success of the Company will be dependent upon the acceptance of a developed product by the medical community as a preferable method of treatment which in turn will depend upon the marketing and education efforts made by or on behalf of the Company. In addition, the first pharmaceutical product to reach the market in a therapeutic or preventive area is often at a significant competitive advantage relative to later entrants to the market. The Company's competitive position also will depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, obtain patent protection and have its licensees be successful at implementing production and marketing plans.

BACKGROUND

      In March 1988, BioCarb Inc., the Company's predecessor, was established as a wholly-owned subsidiary of BioCarb AB, a Swedish biotechnology company. In August 1991, the Company was acquired by a then officer in a management buy-out
and began doing business as MicroCarb Inc.   Subsequent to the management
buy-out, the Company has been operating as a development stage enterprise. In 1996, the Company changed its name to Antex Biologics Inc.

EMPLOYEES

      At December 31, 1996, the Company had 20 full-time employees, including sixteen research and development personnel. Of these employees, ten hold Ph.D. degrees. None of the employees is represented by a labor union. The Company considers its employee relations to be good.


ITEM 2.       DESCRIPTION OF PROPERTY

      The Company leases approximately 15,000 square feet of office and laboratory space in Gaithersburg, Maryland, pursuant to a lease expiring in January 1999. The lease provides for current annual rent of approximately $257,000, subject to specified annual increases. In addition, the lease provides for excess utility usage and administrative services of approximately $108,000 per year. The physical plant is fully equipped as a state-of-the-art biotechnology research facility. The Company believes that these facilities will be sufficient for the Company's planned activities for approximately the next twelve months, with the exception of the need for a small animal facility and pilot plant. The Company currently contracts for these needed services from such existing facilities.


ITEM 3.       LEGAL PROCEEDINGS

      None


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None



                                    PART II


ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

      The common stock, par value $.01, of the Company ("Common Stock") traded on the NASDAQ Small-Cap Market until January 11, 1995 at which time it was deleted. The Common Stock currently trades on the OTC Bulletin Board under its symbol ANTX. The range of high and low closing bid prices for the Common Stock for the years ended

December 31, 1995 and 1996 as reported by NASDAQ is presented below. Such quotations reflect interdealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

                                                High              Low
                                                ----              ---

             1995
             ----

      1st Quarter                                7/8              1/2
      2nd Quarter                              3                  5/8
      3rd Quarter                              1-1/4              1/2
      4th Quarter                                5/8              1/8

             1996
             ----

      1st Quarter                              23/32              1/4
      2nd Quarter                            1-15/16            11/32
      3rd Quarter                             1-7/16            13/16
      4th Quarter                             1-1/16            17/32

      As of January 31, 1997, there were approximately 150 holders of record of the Common Stock.

DIVIDEND POLICY

      The Company has not paid dividends on its Common Stock and does not anticipate that any cash dividends will be paid for the foreseeable future.





ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS

      The Company commenced operations in August 1991. In December 1992, the Company became a public company through an initial public offering of Units consisting of common stock and redeemable warrants. In April 1995, the Company completed a private placement of units consisting of common stock and Class B warrants. On May 7, 1996, the Company executed definitive agreements with SmithKline Beecham Corporation and SmithKline Beecham Biologicals Manufacturing s.a. ("SmithKline"), effective March 1, 1996, which established a corporate joint venture, MicroCarb Human Vaccines Inc.("MCHV"), to develop and commercialize human bacterial vaccines utilizing the Company's proprietary technologies (see Note 6 to the financial statements). Subsequent to the completion of the

SmithKline transaction, Class B warrantholders exercised all their warrants received in the private placement (see Note 8 to the financial statements).

      The strategic collaboration with SmithKline is consistent with one aspect of the Company's overall strategy which, since its inception, has been the establishment of strategic partnerships and to focus on researching technologies with the goal of developing products for identifying, preventing and treating infectious diseases. The Company is operating as a development stage enterprise.


RESULTS OF OPERATIONS

      Revenues for 1996 include the recognition of human bacterial vaccine research and development support of $1,655,802, reimbursable expenses incurred of $241,649 and a milestone payment to MCHV of $150,000, pursuant to the provisions of the definitive agreements with SmithKline, and the payment received of $1,669,752 from the sale of an equity interest in MCHV to SmithKline. The Company also earned $109,908 from Small Business Innovation Research grants in 1996. Revenue for 1995 consisted of a $150,000 scheduled milestone from Pasteur Merieux Connaught.

      Research and development expenses in 1996 increased 21% in comparison to 1995 due to increased efforts and expenditures for additional personnel resulting directly from the substantial increase in activities attributable to the strategic alliance with SmithKline.

      General and administrative expenses in 1996 decreased 12.2% in comparison to the comparable periods in 1995. The decrease is due primarily to a decrease in premiums for directors' and officers' liability insurance, the nonrecurring expense incurred in 1995 to establish an additional investment banking relationship, and a reduction in general legal fees. These decreases were offset in part by an increase in executive officers' compensation, which had been frozen for the period November 1994 until May 1996 as stipulated in the terms of the private placement, and the hiring of a Vice President for Corporate Development.

      The increase in interest income in 1996 reflects the improved cash position of the Company.

      The decrease in interest expense is due to the continuing paydown on the existing obligation for the sale/leaseback agreement.

      The Company anticipates that its research and development expenses related to human bacterial vaccines will continue to be substantial for the foreseeable future and anticipates that sufficient funding will be provided through the alliance entered into with SmithKline. To fund other research and development activities and general and administrative expenses, the Company will be required to rely on its current assets and future financings.

LIQUIDITY AND CAPITAL RESOURCES

      Prior to its initial public offering, the Company funded its research and development activities principally with the proceeds from private placements of debt and equity securities. Through such placements, the Company raised $2,074,000 during 1992.

      As a result of the Company's initial public offering in December 1992/January 1993, the Company raised $8,280,000 in gross proceeds. Costs directly related to the offering, including underwriting discounts and commissions, totalled approximately $1,530,000. In August 1993, the Company entered into a sale and leaseback agreement covering substantially all of the Company's then-existing fixed assets, yielding net proceeds to the Company of $2,164,792.

      As the result of a private placement completed in April 1995, the Company raised $3,525,000 in gross proceeds. Related offering costs and costs associated with the initial registration of the securities for resale were approximately $815,000.

      In connection with the entry into the joint venture with SmithKline, the Company received $3,000,000 from the sale to SmithKline of a 26.25% equity interest in MCHV, and $2,400,000, representing the first year's funding for research and development of human bacterial vaccines. In addition, the Company is reimbursed for expenses that it incurs in connection with the agreed upon production of lots of vaccines for clinical trials, the conduct of agreed upon clinical trials, and the agreed upon prosecution and maintenance of the Company's patents and patent applications.

      As a result of exercises and following a notice of redemption by the Company, all of the Company's outstanding Class B warrants were exercised in 1996, resulting in gross proceeds of $5,072,000. Fees associated with the exercise of the warrants were approximately $215,000.

      During 1997, MCHV will continue to assess to which human bacterial vaccine research projects resources will be allocated. The Company currently plans to utilize a portion of its available resources to pursue research and development activities with the goal of researching drugs and evaluating non-human vaccine applications.

      For 1997, the Company currently anticipates that it will increase its total personnel by a minimum of five from its 1996 year end total of 20.

      As a development stage company, the Company's operating activities have been limited primarily to research and development involving its proprietary technologies, and accordingly, have generated limited revenues. The Company is currently scheduled to receive approximately $2,600,000 in 1997 in research and development payments from SmithKline covering the period March 1, 1997 to February 28, 1998. Additionally, the costs in 1997 associated with the conduct of a Phase I human clinical trial for Helicobacter pylori, the costs of the Company's production of vaccine lots, and the costs associated with the Company's patents and patent applications are reimbursable under the terms of the strategic alliance agreement. SmithKline's first option to increase its ownership in MCHV, at a cost of $1,000,000, expires on October 1, 1997. Research currently being performed by the Company under a Phase II Small Business Innovation Research grant from the National Institutes of Health pertaining to the Company's vaccine for Chlamydia trachomatis, is anticipated to generate approximately $315,000 in payments in 1997. The Company is also scheduled to receive a milestone payment from Pasteur Merieux Connaught of $150,000 in 1997.

      In order to fully fund its operations over the longer term, the Company will continue to seek additional financing. The Company has no lines of credit. In seeking additional funding, the Company is examining a range of possible transactions, including: additional strategic alliances; the exercise of the unit purchase option issued to the Placement Agent in connection with the private placement; possible increases in research and development funding by SmithKline; the exercise by SmithKline of its second option to increase its equity in MCHV; and the exercise by SmithKline of its warrant to the extent that it becomes exercisable. In the case of the unit purchase option, exercises will only occur when the market price of the common stock sustains a level such that their exercise is economically justified. Additional public offerings and private placements, and the filing of additional applications for Small Business Innovation Research grants are also possible sources of funds. However, there is no assurance that additional funds will be available from these or any other sources or, if available, as to the terms on which such funds can be obtained.

ENVIRONMENTAL MATTERS

      The Company has been identified as a potentially responsible party by the United States Environmental Protection Agency ("EPA") for a site cleanup in Denver, Colorado, where the Company sent hazardous materials through a contractor for disposal. The EPA contacted approximately 800 potentially responsible parties requesting additional information and listing manifests which evidence shipments of each individual company's waste to the site. Due to the number of parties involved, the multiplicity of possible solutions, the evolving technology and the years of remedial activity required, the Company is unable to assess and quantify the extent of its total responsibility at the site. The liability for future remediation costs has been evaluated. Management believes that any ultimate liability will not materially affect the financial statements of the Company.

ITEM 7.  FINANCIAL STATEMENTS


                   Index to Consolidated Financial Statements

                              Antex Biologics Inc.




Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

Consolidated Balance Sheets as of December 31, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . .  23

Consolidated Statements of Operations for the years ended
  December 31, 1995 and 1996 and the period August 3, 1991
  (inception) to December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

Consolidated Statements of Stockholders' Equity (Deficit) for the period
  August 3, 1991 (inception) to December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25-26

Consolidated Statements of Cash Flows for the years ended
  December 31, 1995 and 1996 and the period August 3, 1991
  (inception) to December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27-28

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29-40

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Antex Biologics Inc.

   We have audited the accompanying consolidated balance sheets of Antex Biologics Inc. and its subsidiary (a development stage enterprise) as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of the Company for the period from August 3, 1991 (inception) to December 31, 1992. The financial statements for the period August 3, 1991 (inception) to December 31, 1992 were audited by other auditors, whose report, dated February 28, 1993, expressed an unqualified opinion on those statements.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Antex Biologics Inc. and its subsidiary as of December 31, 1995 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





                                                        Coopers & Lybrand L.L.P.

Rockville, Maryland
February 7, 1997

                              Antex Biologics Inc.
                        (a development stage enterprise)

                          CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31
                                                                                     1995                     1996
                                                                                     ----                     ----
ASSETS
Current assets:
  Cash and cash equivalents                                                       $  903,951               $6,918,836
  Restricted cash                                                                          -                  300,000
  Accounts and other receivables                                                     144,466                   95,668
  Prepaid expenses and deposits                                                      183,383                  247,717
                                                                                  ----------                ---------
Total current assets                                                               1,231,800                7,562,221
Property and equipment, net                                                          952,742                  537,113
Restricted cash                                                                      300,000                        -
Prepaid expenses                                                                           -                  151,667
Deferred compensation trust                                                          161,450                  191,189
                                                                                   ---------                ---------
                                                                                  $2,645,992               $8,442,190
                                                                                  ==========               ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                                           $  198,512               $  272,119
  Deferred research and development revenue                                                -                  744,198
  Deferred option payment                                                            250,000                        -
  Deferred gain on sale and leaseback                                                524,794                  349,857
  Obligation under capitalized lease                                                 601,689                  451,412
                                                                                   ---------                ---------
Total current liabilities                                                          1,574,995                1,817,586
Deferred gain on sale and leaseback                                                  349,857                        -
Obligation under capitalized lease                                                   451,412                        -
Deferred compensation                                                                161,450                  191,189
Excess of fair value over cost of net assets acquired, net
 of accumulated amortization of $124,708 and $152,944                                157,645                  129,409
Other                                                                                 68,166                   45,219

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $.01 par value; 5,000,000 shares
   authorized; none outstanding                                                            -                        -
  Common stock, $.01 par value; 65,000,000 shares
   authorized; 12,326,619 and 22,479,679 shares
   issued and outstanding                                                            123,266                  224,797
  Additional paid-in capital                                                      12,013,062               17,752,416
  Deficit accumulated during the development stage                               (12,253,861)             (11,718,426)
                                                                                  ----------               ----------
Total stockholders' equity (deficit)                                                (117,533)               6,258,787
                                                                                   ---------                ---------
                                                                                  $2,645,992               $8,442,190
                                                                                  ==========               ==========

The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   YEAR ENDED                        AUGUST 3, 1991
                                                                  DECEMBER 31                          (INCEPTION)
                                                              ---------------------                        TO
                                                            1995                  1996             DECEMBER 31, 1996
                                                            ----                  ----             -----------------

Revenues                                                $  153,425             $ 3,827,111               $ 4,699,186
                                                        ----------             -----------               -----------

Expenses:
   Research and development                              1,780,834               2,154,047                 9,399,635
   General and administrative                            1,425,101               1,251,556                 6,954,869
                                                         ---------               ---------                 ---------
Total expenses                                           3,205,935               3,405,603                16,354,504
                                                         ---------               ---------                ----------

Income (loss) from operations                           (3,052,510)                421,508               (11,655,318)

Other income (expense):
   Interest income                                         118,938                 228,966                   635,126
   Interest expense                                       (197,487)               (115,039)                 (698,234)
                                                        -----------            ------------              -----------

Net income (loss)                                      $(3,131,059)            $   535,435              $(11,718,426)
                                                       ============            ===========              ============

Net income (loss) per share                                  $(.32)                   $.03
                                                             ======                   ====

Shares and common share
   equivalents used in per share
   calculations                                          9,646,846              35,687,731
                                                         =========              ==========





The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

         For the Period August 3, 1991 (inception) to December 31, 1996


                                                     PREFERRED STOCK                  COMMON STOCK
                                                 ------------------------------------------------------------   ADDITIONAL
                                                                                                                 PAID-IN
                                                  SHARES        PAR VALUE        SHARES         PAR VALUE        CAPITAL
                                                 ------------------------------------------------------------------------------
Initial capitalization ($.20
  per share). . . . . . . . . . . . . . . . .          -        $     -           390,830        $  3,908        $  74,093
Net loss  . . . . . . . . . . . . . . . . . .          -              -                 -               -                -

                                                 ------------------------------------------------------------------------------

Balance at December 31, 1991  . . . . . . . .          -              -           390,830           3,908           74,093


Sale of common stock for cash,
  January 1992 ($4.61 per share). . . . . . .          -              -            43,430             435          199,565
Sale of common stock for cash,
  February 1992 ($6.90 per share) . . . . . .          -              -           115,801           1,158          798,842
Issuance of common stock for services,
  March 1992 to July 1992 ($2.00 per share) .          -              -                 -               -          383,014
Conversion of notes payable into preferred
  stock, September 1992 ($4.48 per share) . .    113,700          1,137                 -               -          507,972
Sale of preferred stock for cash, September
  1992 ($4.48 per share)  . . . . . . . . . .     89,328            893                 -               -          399,296
Issuance of preferred stock upon exercise
  of warrants, September 1992
  ($1.92 per share) . . . . . . . . . . . . .     46,900            469                 -               -           89,531
Issuance of common stock for cash
  ($1.00 per share) and services ($1.00
  per share), October 1992  . . . . . . . . .          -              -            75,000             750          149,250
Conversion of preferred stock into common
  stock, December 1992  . . . . . . . . . . .   (249,928)        (2,499)          249,928           2,499                -
Sale of common stock and warrants for cash,
  December 1992 ($4.84 per unit,
  net of offering costs of $1,396,893
  or $1.16 per unit)  . . . . . . . . . . . .          -              -         1,200,000          12,000        5,791,227
Net loss  . . . . . . . . . . . . . . . . . .          -              -                 -               -                -

                                                -------------------------------------------------------------------------------

Balance at December 31, 1992  . . . . . . . .          -              -         2,074,989          20,750        8,392,790

Sale of common stock and warrants for cash,
  January 1993 ($5.27 per
  unit, net of offering costs of $131,723
  or $.73 per unit)   . . . . . . . . . . . .          -              -           180,000           1,800          946,477
Compensation and consulting expense in
  connection with options granted . . . . . .          -              -                 -               -           64,011
Net loss  . . . . . . . . . . . . . . . . . .          -              -                 -               -                -

                                                 ------------------------------------------------------------------------------

Balance at December 31, 1993  . . . . . . . .          -              -         2,254,989          22,550        9,403,278
Net loss  . . . . . . . . . . . . . . . . . .          -              -                 -               -                -

                                                 ------------------------------------------------------------------------------

Balance at December 31, 1994  . . . . . . . .          -              -         2,254,989          22,550        9,403,278

Sale of common stock and warrants for cash,
  March and April 1995 ($39,972 per unit, net
  of offering costs of $706,971 or $10,028
  per unit) . . . . . . . . . . . . . . . . .          -              -        10,071,630         100,716        2,717,314
Required registration of common stock and
  warrants, October 1995 ($1,525 per unit). .          -              -                 -               -         (107,530)
Net loss  . . . . . . . . . . . . . . . . . .          -              -                 -               -                -

                                                -------------------------------------------------------------------------------

Balance at December 31, 1995  . . . . . . . .          -              -        12,326,619         123,266       12,013,062

                                                   DEFICIT
                                                 ACCUMULATED
                                                  DURING THE
                                                  DEVELOPMENT
                                                     STAGE                TOTAL
                                                ------------------------------------
Initial capitalization ($.20
  per share). . . . . . . . . . . . . . . . .     $          -           $   78,001
Net loss  . . . . . . . . . . . . . . . . . .         (941,145)            (941,145)

                                                ------------------------------------

Balance at December 31, 1991  . . . . . . . .         (941,145)            (863,144)


Sale of common stock for cash,
  January 1992 ($4.61 per share). . . . . . .                -              200,000
Sale of common stock for cash,
  February 1992 ($6.90 per share) . . . . . .                -              800,000
Issuance of common stock for services,
  March 1992 to July 1992 ($2.00 per share) .                -              383,014
Conversion of notes payable into preferred
  stock, September 1992 ($4.48 per share) . .                -              509,109
Sale of preferred stock for cash, September
  1992 ($4.48 per share)  . . . . . . . . . .                -              400,189
Issuance of preferred stock upon exercise
  of warrants, September 1992
  ($1.92 per share) . . . . . . . . . . . . .                -               90,000
Issuance of common stock for cash
  ($1.00 per share) and services ($1.00
  per share), October 1992  . . . . . . . . .                -              150,000
Conversion of preferred stock into common
  stock, December 1992  . . . . . . . . . . .                -                    -
Sale of common stock and warrants for cash,
  December 1992 ($4.84 per unit,
  net of offering costs of $1,396,893
  or $1.16 per unit)  . . . . . . . . . . . .                -            5,803,227
Net loss  . . . . . . . . . . . . . . . . . .       (2,415,723)          (2,415,723)

                                                ------------------------------------

Balance at December 31, 1992  . . . . . . . .       (3,356,868)           5,056,672

Sale of common stock and warrants for cash,
  January 1993 ($5.27 per
  unit, net of offering costs of $131,723
  or $.73 per unit)   . . . . . . . . . . . .                -              948,277
Compensation and consulting expense in
  connection with options granted . . . . . .                -               64,011
Net loss  . . . . . . . . . . . . . . . . . .       (2,725,902)          (2,725,902)

                                                ------------------------------------

Balance at December 31, 1993  . . . . . . . .       (6,082,770)           3,343,058
Net loss  . . . . . . . . . . . . . . . . . .       (3,040,032)          (3,040,032)

                                                ------------------------------------

Balance at December 31, 1994  . . . . . . . .       (9,122,802)             303,026
Sale of common stock and warrants for cash,
  March and April 1995 ($39,972 per unit, net
  of offering costs of $706,971 or $10,028
  per unit) . . . . . . . . . . . . . . . . .                -            2,818,030
Required registration of common stock and
  warrants, October 1995 ($1,525 per unit). .                -             (107,530)
Net loss  . . . . . . . . . . . . . . . . . .       (3,131,059)          (3,131,059)

                                                ------------------------------------

Balance at December 31, 1995  . . . . . . . .      (12,253,861)            (117,533)



The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)


         For the Period August 3, 1991 (inception) to December 31, 1996



                                             PREFERRED STOCK                  COMMON STOCK
                                          -----------------------------------------------------------   ADDITIONAL
                                                                                                          PAID-IN
                                          SHARES        PAR VALUE        SHARES       PAR VALUE           CAPITAL
                                          -------------------------------------------------------------------------
Issuance of exchange option, May 1996
  ($.37 per share, net of related costs
  of $351,082)  . . . . . . . . . . . . .    -        $     -                 -        $      -       $   979,166
Issuance of common stock upon exercise
  of Class B Warrants and stock options,
  May - August 1996,
  ($.50 per share, net of related
  costs of $214,811)  . . . . . . . . . .    -              -        10,153,060         101,531         4,760,188
Net income  . . . . . . . . . . . . . . .    -              -                 -               -                -

                                          -------------------------------------------------------------------------

Balance at December 31, 1996  . . . . . .    -        $     -        22,479,679        $224,797       $17,752,416

                                          =========================================================================

                                                DEFICIT
                                              ACCUMULATED
                                               DURING THE
                                               DEVELOPMENT
                                                  STAGE                TOTAL
                                          --------------------------------------
Issuance of exchange option, May 1996
  ($.37 per share, net of related costs
  of $351,082)  . . . . . . . . . . . . .     $          -           $  979,166
Issuance of common stock upon exercise
  of Class B Warrants and stock options,
  May - August 1996,
  ($.50 per share, net of related
  costs of $214,811)  . . . . . . . . . .                -            4,861,719
Net income  . . . . . . . . . . . . . . .          535,435              535,435
                                          --------------------------------------

Balance at December 31, 1996  . . . . . .     $(11,718,426)          $6,258,787

                                          ======================================


The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                     YEAR ENDED                      AUGUST 3, 1991
                                                                    DECEMBER 31                       (INCEPTION)
                                                               ----------------------                     TO
                                                                  1995            1996             DECEMBER 31, 1996
                                                                  ----            ----             -----------------
OPERATING ACTIVITIES
Net income (loss)                                           $(3,131,059)          $  535,435            $(11,718,426)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:

   Depreciation and amortization of
      property and equipment, net of
      amortization of deferred gain on
      sale/leaseback                                             29,330               47,334                 116,177
   Amortization of deferred credits                             (53,808)             (51,183)               (288,153)
   Expense recorded on issuance of
     common stock and vesting of options                              -                    -                 531,134

   Changes in operating assets
      and liabilities:
      Accounts and other receivables                            172,589               48,798                 (95,668)
      Prepaid expenses and deposits                             (44,027)            (216,001)               (283,142)
      Accounts payable and accrued
          expenses                                              (55,777)              73,607                (160,461)
      Deferred research and development                               -              744,198                 744,198
      Deferred option payment                                   250,000             (250,000)                      -
      Due from BioCarb AB                                             -                    -                 420,448
                                                             -----------          -----------            ------------
Net cash provided by (used in)
   operating activities                                      (2,832,752)             932,188             (10,733,893)
                                                             -----------          -----------            ------------

INVESTING ACTIVITIES
Purchase of property and equipment                              (33,377)            (156,499)               (303,433)
Increase in restricted cash                                           -                    -                (300,000)
                                                             -----------          -----------            ------------
Net cash used in investing activities                           (33,377)            (156,499)               (603,433)
                                                             -----------          -----------            ------------



   The accompanying notes are an integral part of these financial statements.
                                                                     (Continued)

                              Antex Biologics Inc.
                        (a development stage enterprise)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                               YEAR ENDED                      AUGUST 3, 1991
                                                              DECEMBER 31                       (INCEPTION)
                                                         ----------------------                     TO
                                                           1995             1996             DECEMBER 31, 1996
                                                           ----             ----             -----------------
FINANCING ACTIVITIES
Net proceeds from sales of common stock
  and warrants and the exchange option                 $2,903,066          $  979,166              $11,516,170
Net proceeds from exercise of warrants
  and stock options                                             -           4,861,719                4,861,719
Proceeds from sale and leaseback
   agreement                                                    -                   -                2,164,792
Principal repayments on sale and
   leaseback agreement                                   (521,888)           (601,689)              (1,713,380)
Proceeds from issuance of notes payable                         -                   -                  500,000
Proceeds from sale of preferred stock                           -                   -                  400,189
Proceeds from exercise of warrants                              -                   -                   90,000
                                                      -----------          ----------               ----------
Net cash provided by financing activities               2,381,178           5,239,196               17,819,490
                                                      -----------          ----------               ----------
Net increase (decrease) in cash and
   cash equivalents                                      (484,951)          6,014,885                6,482,164

Cash and cash equivalents at
   beginning of period                                  1,388,902             903,951                  436,672
                                                        ---------          ----------               ----------

Cash and cash equivalents at
   end of period                                      $   903,951          $6,918,836               $6,918,836
                                                      ===========          ==========               ==========

Supplemental cash flows disclosures:

   Notes payable and accrued interest
      converted to preferred stock                    $         -          $        -               $  509,109
                                                      ===========          ==========               ==========
   Sale and leaseback of property and
      equipment                                       $         -          $        -               $2,099,175
                                                      ===========          ==========               ==========
   Deferred compensation                              $    34,590          $   29,739               $  191,189
                                                      ===========          ==========               ==========
   Interest paid                                      $   197,487          $  115,039               $  689,125
                                                      ===========          ==========               ==========



     The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements

1.    BUSINESS

      Antex Biologics Inc. (the "Company") is a biopharmaceutical company dedicated to the development and production of clinical technologies and therapeutic products to prevent and treat infectious diseases and related disorders. With respect to its human bacterial vaccine research and development, the Company currently has a strategic alliance with SmithKline Beecham and technology license agreements with Pasteur Merieux Connaught and the United States Navy.

      The Company was incorporated in March 1988 as BioCarb Inc., a wholly owned subsidiary of BioCarb AB, a Swedish biotechnology company. On August 3, 1991, the Company was acquired by a then officer at a cost of $78,001 in a business combination accounted for as a purchase, and began doing business as MicroCarb Inc. Since the fair market value of the assets acquired less liabilities assumed exceeded the purchase price, such excess was applied first to reduce to zero the value of non-current assets (which had a net book value to BioCarb Inc. of $2,321,001). The remaining excess of $282,353 was recorded as the excess of fair value over cost of net assets acquired.

      As of December 31, 1996, the Company's research and products were not sufficiently developed to enable the Company to generate significant revenues on an ongoing basis. As a result, beginning August 3, 1991 and through the present, the Company is considered to be in the development stage.

      In September 1996, the Company changed its name from MicroCarb Inc.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

      The financial statements include the accounts of Antex Biologics Inc. and its 73.75% owned subsidiary, MicroCarb Human Vaccines Inc., incorporated in April 1996. All intercompany transactions have been eliminated.

BASIS OF ACCOUNTING

      The Company is complying with Statement of Financial Accounting Standards No. 7, which prescribes requirements in reporting for development stage enterprises.

CASH EQUIVALENTS

      The Company considers all short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash in a

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements


money market fund with a major bank. This fund invests in securities of the U.S. Government. The Company has not had any losses on its investments.

PROPERTY AND EQUIPMENT

      Property and equipment acquired are stated at cost and depreciated on a straight-line basis over estimated useful lives of five years. Equipment under capital lease is amortized on a straight-line basis over the term of the lease, 48 months. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in operations. Expenditures for maintenance, repairs and minor renewals are charged to operations.

EXCESS OF FAIR VALUE OVER COST OF NET ASSETS ACQUIRED

      The excess of fair value over cost of net assets acquired is being amortized over a period of ten years, using the straight-line method, and is included in general and administrative costs on the statements of operations. The amounts of $28,236, $28,236, and $152,944 have been reflected as contra-expenses for the years ended December 31, 1995 and 1996, and for the period August 3, 1991 (inception) to December 31, 1996, respectively.

REVENUE RECOGNITION

      Cash payments received in advance of performing contracted research and development services are recorded as deferred revenue until the services are performed.

      Revenue equal to expenses incurred by the Company which are directly reimbursable pursuant to the provisions of the strategic alliance is recognized when the related expenses are incurred.

      Milestone payments are recognized as revenue when earned.

RESEARCH AND DEVELOPMENT COSTS

      Research and development costs are expensed as incurred.

INCOME TAXES

      Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements


realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

EARNINGS PER SHARE

      Net income per share calculations are based on the weighted average number of shares of common stock outstanding, assuming conversion of dilutive common stock equivalent shares from common stock options and warrants using the modified treasury stock method. Primary and fully diluted per share amounts are the same.

      Net loss per share calculations are based upon the weighted average number of shares of common stock outstanding or deemed outstanding.

      Escrowed shares have been excluded from the computations of earnings per share.

STOCK-BASED COMPENSATION

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. SFAS 123 allows the Company to account for its stock-based compensation plans based upon either a fair value method or under the intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected the intrinsic value method, however SFAS 123 requires certain other disclosures regarding the impact which the fair value method would have had on the results of the Company's operations (See Note 9). Since the Company elected to adopt SFAS 123 through disclosure only, such adoption had no impact on the Company's financial position or results of operations.

USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

      Certain reclassifications were made to the 1995 financial statements to conform to the 1996 financial statement presentation.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements


3.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                                                DECEMBER 31
                                                                        1995                   1996
                                                                    ----------            -----------
            Research and development equipment                     $   81,317             $   237,816
            Equipment under capital lease                           2,164,792               2,164,792
                                                                    ---------               ---------
                                                                    2,246,109               2,402,608
            Accumulated amortization and depreciation              (1,293,367)             (1,865,495)
                                                                   -----------             ----------
                                                                   $  952,742              $  537,113
                                                                   ===========             ==========

      In August 1993, the Company entered into a $2,164,792 sale and leaseback agreement covering substantially all of the Company's existing research and development equipment, furniture and fixtures, and leasehold improvements. As a result of the management buy-out that occurred on August 3, 1991, substantially all the fixed assets involved in this agreement had been previously reflected for financial reporting purposes at a carrying value of $1. Other research and development equipment subsequently acquired, and with a carrying value of $65,616, was included in the agreement.

      The sale and leaseback is for a period of forty-eight (48) months expiring August 1997 and provides for monthly payments of principal and interest of $59,497 at an interest rate of 14.99%. Provisions of the agreement provide for the payment of $1 at the end of the term to reacquire the assets, and the opportunity to prepay the indebtedness. The Company is required to maintain cash of $500,000 during the term of the agreement, subject to adjustments. This requirement has been satisfied in part by providing the lessor with a $300,000 irrevocable letter of credit that is collateralized by a $300,000 certificate of deposit.

      For financial reporting purposes, the Company capitalized the equipment and recorded a deferred gain of $2,099,175. The capitalized equipment and deferred gain are being amortized on a straight-line basis over the 48-month period, with the net effect reflected in operating expenses in the statements of operations.

      Equipment under capital lease consists of the following:

                                                                         DECEMBER 31
                                                                1995                    1996
                                                                ----                    ----
            Research and development equipment              $1,782,792              $1,782,792
            Office furniture and equipment                      82,000                  82,000
            Leasehold improvements                             300,000                 300,000
                                                             ----------              ----------
                                                             2,164,792               2,164,792

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements


      Accumulated amortization                (1,262,800)             (1,803,998)
                                            -------------            ------------
                                            $    901,992             $   360,794
                                            -------------            ============

      As of December 31, 1996, the future minimum payments under this lease were $475,976, with a present value of $451,412.


4.    INCOME TAXES

      Significant components of the net deferred tax asset are as follows:

                                                                          DECEMBER 31
                                                                  1995                  1996
                                                                  ----                  ----
            Deferred tax assets:
              Net operating loss carryforwards
                 generated                                 $  5,208,100          $  4,424,400
              Research and development tax credit
                 carryforwards                                   39,000                64,000
              Other deferred tax assets                         256,300               482,200
                                                             ----------             ---------
                                                              5,503,400             4,970,600
            Valuation allowance                              (5,503,400)           (4,970,600)
                                                             ----------            ----------
            Net deferred tax asset                         $          -          $          -
                                                            ===========           ===========


      Management has provided a full valuation allowance against total deferred tax assets as of the balance sheet dates because the Company's ability to generate sufficient future taxable income is uncertain.

      For the year ended December 31, 1996, the Company utilized $2,279,000 of net operating loss carryforwards to offset current taxes payable. As of December 31, 1996, the Company had net operating loss carryforwards of approximately $11,456,000 for federal and state tax reporting purposes which will substantially expire in years 2006 to 2011. Due to certain changes in ownership, the Company's ability to utilize tax net operating loss carryforwards prior to April 1995 is limited.


5.    COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATION

       The Company leases research facilities and office space pursuant to a noncancelable operating lease expiring in January 1999. The lease provides for fees for excess utility usage

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements


and administrative services and scheduled increases in rental payments. Rent expense was approximately $217,000, $224,000 and $1,118,000 for the years ended December 31, 1995 and 1996, and the period August 3, 1991 (inception) to December 31, 1996, respectively. Future minimum lease payments are as follows:

      YEAR ENDING DECEMBER 31                   AMOUNT
      -----------------------                   ------
                 1997                          $  257,000
                 1998                             265,000
                 1999                              22,000
                                               ----------
                                               $  544,000
                                               ==========

LICENSES

      The Company has an exclusive license to a U.S. patent and pending foreign patent applications covering the Company's VeroTest(TM) product. The licensor may convert the license to a non-exclusive license since the Company failed to pay certain royalty levels by November 1996. The Company is currently in discussions with the licensor to amend the royalty provisions.

      In addition, the Company has two licenses for exclusive rights for issued and pending patent applications that are co-owned. Under both, if the Company fails to pay certain royalty levels for certain products by 1997 or 2000, as the case may be, the licensor may convert the licenses to non-exclusive licenses.

      Royalties are expensed as incurred.

ENVIRONMENTAL MATTERS

      The Company has been identified as a potentially responsible party by the United States Environmental Protection Agency ("EPA") for a site cleanup in Denver, Colorado, where the Company sent hazardous materials for disposal. The EPA has identified approximately 800 potentially responsible parties requesting additional information and listing manifests which evidence shipments of each individual company's waste to the site. Due to the number of parties involved, the multiplicity of possible solutions, the evolving technology and the years of remedial activity required, the Company is unable to assess and quantify the extent of its total responsibility at the site. The liability for future remediation costs has been evaluated. Management believes that any ultimate liability will not materially affect the financial statements of the Company.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements


6.    STRATEGIC ALLIANCE

      On May 7, 1996, the Company executed definitive agreements with SmithKline Beecham Corporation and SmithKline Beecham Biologicals Manufacturing s.a. ("SmithKline"), effective March 1, 1996, which established a corporate joint venture, MicroCarb Human Vaccines Inc. ("MCHV"), to develop and commercialize human bacterial vaccines utilizing the Company's proprietary technologies. The agreements provide for the following: a payment of $3,000,000 to the Company in connection with SmithKline's acquisition of a 26.25% equity interest in MCHV; a payment of $2,400,000 to the Company to fund research and development for the first year; additional committed research and development funding through February 28, 1998 with SmithKline having the option to fund future years; two separate options granted to SmithKline expiring October 1, 1997 and 1998, respectively, to acquire from the Company additional equity interests in MCHV; an exchange option granted by the Company to SmithKline enabling SmithKline to convert its equity interest in MCHV for up to 4,793,685 shares of the Company's common stock, under specified conditions; and a warrant granted by the Company to SmithKline enabling SmithKline to acquire up to 7,682,637 shares of the Company's common stock, under specified conditions, and only to the extent that stipulated options and warrants previously granted and outstanding as of the date of the establishment of the strategic alliance are exercised. The agreements also provide for SmithKline to make milestone payments and pay royalties to MCHV; and for SmithKline to reimburse the Company for expenses the Company incurs for agreed upon production lots of vaccines for clinical trials, the conduct of agreed upon clinical trials, and agreed upon prosecution and maintenance of the Company's patents and patent applications. As further stipulated in the agreements, SmithKline will be responsible for conducting additional clinical trials, manufacturing, and sales and distribution.

      With respect to the $3,000,000 the Company received for the equity interest purchase, $1,330,248, representing the portion applicable to the exchange option granted by the Company, has been reflected as additional paid-in capital. Legal fees of approximately $351,000 incurred in connection with the strategic alliance have been offset against the additional paid-in capital. The remaining balance of $1,669,752, representing the portion applicable to the sale of the equity interest in MCHV by the Company, has been reflected in 1996 operating revenues.

      In addition, the Company received payments totalling $2,400,000 representing the first year's research and development funding. Revenue has been recognized for the period March 1, 1996 through December 31, 1996 to the extent of actual expenses incurred. Amounts unearned at December 31, 1996 have been deferred.

      A milestone payment to MCHV and additional expenses incurred that qualify as reimbursables due from SmithKline pursuant to the provisions of the agreements, have been recognized as revenue.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements



7.    TECHNOLOGY LICENSE AGREEMENTS

      In December 1994, the Company entered into a technology license agreement with Pasteur Merieux Connaught , whereby the Company granted an exclusive license to develop, produce and market any product using the Company's Haemophilus influenzae nontypeable adhesion protein in all countries other than those of the Asia-Pacific region, as defined. The Company earned a license fee in 1994 and is entitled to milestone payments based on the licensee's performance or the passage of time. In December 1995, the Company recognized revenue attributable to a scheduled $150,000 milestone payment, and received payment in January 1996. Upon commercialization, the licensee is obligated to pay a guaranteed minimum annual royalty to the Company on sales of any product incorporating the Company's technology. The licensee commenced a Phase I human clinical trial in February 1997.

      In August 1994, the Company entered into a Cooperative Research and Development Agreement ("CRADA") with the United States Navy, whereby the Company granted Government Purpose License Rights to its Campylobacter vaccine technology. In exchange for the rights granted, the United States Navy agreed to conduct and fund the costs involved in Phase I, II and III human clinical trials for the vaccine, subject to the availability of required funds. The Company retained all commercial rights to develop, produce and market any product involving the Campylobacter technology. Either party may terminate the CRADA upon thirty days written notice. A Phase I human clinical trial of the vaccine candidate was successfully completed in 1996. A second Phase I human clinical of the vaccine candidate with an adjuvant was successfully completed in January 1997.


8.  CAPITAL TRANSACTIONS

INITIAL PUBLIC OFFERING

      In December 1992, the Company closed an initial public offering of 1,200,000 units at $6.00 per unit, each unit consisting of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock at $7.50 per share, expiring December 17, 1997. In January 1993, the Company sold an additional 180,000 units at $6.00 per unit. In connection with the offering, the Company issued, to the investment banker who offered the units, an option to purchase up to 120,000 units at $8.40 per unit. The option is exercisable during the period December 17, 1995 through December 17, 1997.

PRIVATE PLACEMENT

      On April 18, 1995, the Company completed a private placement resulting in gross proceeds to the Company of $3,525,000 before related offering and registration costs of approximately $815,000. Pursuant to the terms of the private placement, the Company issued

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements


70.5 units, each unit consisting of 142,860 shares of common stock and an equal number of Class B warrants. Each Class B warrant entitled the holder thereof to purchase one share of common stock at an exercise price of $0.50 per share. The Class B warrants were exercised in their entirety in 1996 resulting in gross proceeds to the Company of approximately $5,072,000 before related costs of approximately $215,000.

      In connection with the private placement, the Company issued to the Placement Agent a unit purchase option granting the Placement Agent the option to purchase 24.67 units from the Company at a purchase price of $50,000 per unit. Each warrant comprising the Placement Agent's units has the same terms and conditions as did a Class B warrant, except that it is not subject to redemption by the Company. The unit purchase option is exercisable for a two-year period commencing on March 24, 1998.

ANTI-DILUTION

      In accordance with the anti-dilution provisions thereof, the exercise price and the number of shares of common stock issuable upon exercise of the Company's redeemable warrants issued in connection with the Company's initial public offering have been adjusted as a consequence of the private placement. Similar adjustments have been made to the terms of the unit purchase option granted to the investment banker at the time of the initial public offering.

COMMON STOCK

      As of December 31, 1996, common stock reserved for future issuance includes the following:

      Common Stock Warrants:
          SmithKline                              7,682,637
          Placement Agent's option                3,524,357
          Initial public offering                 1,950,000
      Common Stock Options:
          Stock option plans                      5,990,000
          Exchange option                         4,793,685
          Placement Agent's option                3,524,356
          Investment banker's option                152,400
                                                 ----------
      Total                                      27,617,435
                                                 ==========

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements


1992 DIRECTORS' STOCK OPTION PLAN

      In 1992, the Company adopted the 1992 Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan, as amended May 1996, provides for the grant of options to purchase up to an aggregate of 1,200,000 shares of the Company's common stock to nonemployee directors. Under the Directors' Plan, upon initial election to the Board, a director is granted an option to purchase the number of shares of common stock equal to $20,000 ($10,000 if elected on or after the six-month anniversary of the most recent annual shareholders meeting) divided by the greater of the market price of the common stock on the date of grant or $0.50. At the time of reelection to serve or upon continuing to hold office for the following year, a director is granted an additional option to purchase the number of shares of common stock equal to $20,000 divided by the greater of the market price of the common stock on the date of the grant or $0.50. For directors who have served for at least three years, this basic annual grant is supplemented every third year by an additional grant of an option to purchase a number of shares of common stock equal to 150% of the number of shares covered by the basic grant. Vesting occurs quarterly in four equal installments over a period of one year following the date of grant. Options granted under the Directors' Plan have a term of five years.

1992 STOCK OPTION PLAN

      In 1992, the Company adopted the 1992 Stock Option Plan (the "Plan").
The Plan, as amended June 1995, provides for the grant of options to purchase up to an aggregate of 4,800,000 shares of the Company's common stock. The Plan provides for the issuance of incentive stock options ("ISOs") to employees and non-qualified stock options ("NQSOs") to employees and others. The exercise price of ISOs must be at least equal to the fair market value of the Company's common stock on the date of grant. Under the Plan, ISOs and NQSOs may have a term of up to ten years.

STOCK OPTIONS OUTSTANDING

      Stock options outstanding under these plans are as follows:

                                           DIRECTORS' PLAN                   1992 PLAN
                                           ---------------                   ---------

                                                          EXERCISE                            EXERCISE
                                        SHARES              PRICE           SHARES              PRICE
                                        ------            --------          ------            --------
December 31, 1994                       22,500      $3.75 to $6.00         455,011      $1.00 to $6.00

Granted                                 22,500               $1.00       1,810,000               $0.50

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements


Expired                                      -                           (35,781)       $0.50 to $2.75
                                       -------                          ---------

December 31, 1995                       45,000                         2,229,230

Granted                                 66,300             $1.81       1,495,000        $0.37 to $0.87
Expired                                      -                           (14,219)       $0.50 to $6.00
Exercised                                    -                           (10,000)                $0.50
                                       -------                         ----------

December 31, 1996                      111,300                         3,700,011
                                       =======                         ==========

Exercisable, December 31, 1996
  Exercise Price
    $0.37                                    -                           656,874
    $0.50                                    -                         1,676,375
    $0.56 to $1.00                      22,500                            65,219
    $1.81                               33,150                                 -
    $2.00 to $6.00                      22,500                           367,720
                                        ------                         ---------
                                        78,150                         2,766,188
                                        ======                         =========


     On January 1, 1997, 250,000 outstanding options with an exercise price of $0.56 vested.


9.    STOCK-BASED COMPENSATION DISCLOSURE

      The Company has adopted the disclosure-only provisions of SFAS 123 for its stock options plans. The Plan provides for the issuance of stock options that generally vest over a 4 year period and have a maximum term of 10 years. The Directors' Plan provides for the issuance of stock options that vest over a one year period and have a maximum term of 5 years. Had compensation cost for the Company's stock option plans been determined on the fair value at the grant date for awards in 1995 and 1996, consistent with the provisions of SFAS 123, the Company's net income (loss) would have been (decreased) increased to the pro forma amounts indicated below.

                                                                             1995                      1996
                                                                             ----                      ----
         Net income (loss) -- as reported                                $(3,131,059)           $    535,435
         SFAS 123 pro forma adjustment                                      (675,000)               (570,000)
                                                                          -----------            ------------
         Net loss -- pro forma                                           $(3,806,059)           $    (34,565)
                                                                          ===========            ============

         Net income (loss) per share, as reported                             $(0.32)                  $0.03
                                                                               ======                   =====
         Net loss per share, pro forma                                        $(0.39)                  $   -
                                                                               ======                   =====

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements



      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                     1995            1996
                                                     ----            ----
           Expected life (years)                     9.94            9.94
           Interest rate                             7.49%           6.30%
           Volatility                               177.6%          177.6%
           Dividend yield                               0%              0%


      The fair values at date of grant ranged from $0.37 to $1.81 per option and in each case was equal to the market value of the Company's common stock at the date of grant. The weighted average exercise price is $0.51 and $0.56 per option for 1995 and 1996, respectively, and the weighted average remaining contractual life of options outstanding is 8.1 years and 9.26 years for 1995 and 1996, respectively. The weighted average fair value of the options is $0.50 and $0.55 per option for 1995 and 1996, respectively. The expense related to the value ascribed to the stock options is recognized over the vesting period of 1 to 4 years.


10.   401(k) PLAN AND EXECUTIVE COMPENSATION BENEFITS

      The Company has a 401(k) Plan which covers all employees who have completed six months of service and are at least 21 years of age. Each eligible employee may contribute up to 10% of their salary, subject to certain annual limits. The Company does not match employee contributions.

      As part of a deferred compensation plan adopted in 1993, the Company has established a "Rabbi Trust". The Trust holds the assets of the deferred compensation plan; which could be available to creditors in the event of a liquidation. Accordingly, an asset and a corresponding liability have been recorded for financial reporting purposes resulting from $125,000 of compensation deferred by an officer prior to 1995 and capital appreciation thereon.

      In 1993, the Company entered into Split Dollar Agreements with two officers whereby the Company pays the premiums on split dollar life insurance policies held by these individuals. Under the terms of the agreements, the officers are required to reimburse the Company for these premiums. However, since it is possible that the Company may waive this reimbursement, no asset for the premiums has been recorded. The Company paid approximately $124,000 and $90,800 in premium payments in 1995 and 1996, respectively.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

      None


                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS

      Information with respect to the identification of directors and executive officers is contained under the captions "Election of Director" and "Executive Officers" in the Company's proxy statement for the 1997 Annual Meeting of the Stockholders and is incorporated by reference.


ITEM 10.   EXECUTIVE COMPENSATION

      Information with respect to executive compensation is contained under the caption "Executive Compensation" in the Company's proxy statement for the 1997 Annual Meeting of the Stockholders and is incorporated by reference.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information with respect to the security ownership of certain beneficial owners and management is contained under the caption "Voting Securities and Principal Stockholders" in the Company's proxy statement for the 1997 Annual Meeting of the Stockholders and is incorporated by reference.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None


                                    PART IV


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

       Exhibit
        No.           Description
       -------        -----------
           3.1        Certificate of Incorporation (1)

           3.2        Certificate of Merger relating to merger of BioCarb Inc. with and into the Registrant as filed with the Delaware Secretary of State on September 21, 1992 (1)

           3.3        Certificate of Amendment to Certificate of Incorporation (7)

           3.4        Certificate of Ownership and Merger Merging Virgo Biologicals Inc. Into MicroCarb Inc., dated
                      August 16, 1996 (effecting the change in the corporate name from MicroCarb Inc. to Antex
                      Biologics Inc.)

           3.5        ByLaws, as amended (3)

           4.1        Form of Common Stock Certificate (8)

           4.2        Form of Redeemable Warrant Agreement (including form of specimen warrant certificate) (3)

         *10.1        Amended and Restated Stock Option Plan, as amended (7)

         *10.2        1992 Directors' Stock Option Plan, as amended (10)

         *10.3        Employment Agreement dated as of January 1, 1996 by and between the Company and V. M.
                      Esposito (9)

         *10.4        Employment Agreement dated as of May 1, 1995 by and between the Company and Gregory C.
                      Zakarian (8)

         *10.5        Employment agreement effective as of September 30, 1996 by and between the Company and
                      Theresa M. Smith (12)

          10.6        Form of Confidentiality Agreement by and between the Company and its employees (1)

          10.7        Form of Inventions Disclosure Agreement by and between the Company and its employees (1)

          10.8        Form of Non-disclosure and Invention Assignment Agreement by and between the Company and its employees (1)

           10.9        Patent License Agreement dated as of May 15, 1992 by and between the Company and HSC Research and Development Limited Partnership (1)


          10.10        Patent License Agreement dated as of May 15, 1992 by and between the Company and HSC Research and Development Limited Partnership (1)

          10.11        Patent and Technology License Agreement dated as of November 21, 1990 by and between BioCarb
                       Inc. and HSC Research Development Corporation (1)

          10.12        Form of Technology License Agreement dated as of October 26, 1992 by and between the Company and GalaGen Inc. (1)

          10.13        Lease dated January 13, 1989 by and between Crown Pointe Center Venture and BioCarb Inc. with
                       Assignment of Lease dated September 13, 1990 (1)

          10.14        Stock Purchase Agreement dated as of July 17, 1991 by and between BioCarb AB and Howard C.
                       Krivan, Ph.D. (2)

          10.15        Form of Unit Purchase Option with Underwriter (3)

          10.16        Sale and Leaseback Agreement dated as of August 13, 1993 by and between the Registrant and
                       Aberlyn Capital Management Limited Partnership for a total of $2,164,792 (4)

          10.17        Form of Letter Agreement by and between the Company and members of Company's Vaccine Advisory
                       Board (5)

          10.18        Form of Private Placement Unit Purchase Option (8)

          10.19        MicroCarb Human Vaccines Inc. Stockholders Agreement dated May 6, 1996, effective March 1,
                       1996, by and between the Company, SmithKline Beecham Biologicals Manufacturing s.a., and
                       MicroCarb Human Vaccines Inc. (6)

          10.20        Stock Purchase Agreement dated May 6, 1996, effective March 1, 1996, by and between MicroCarb
                       Human Vaccines Inc., the Company and SmithKline Beecham Biologicals Manufacturing s.a.
                       (Certain confidential information omitted) (6)

          10.21        SKB Transitory License Agreement dated May 6, 1996, effective March 1, 1996, by and between the Company and SmithKline Beecham Biologicals Manufacturing s.a. (Certain confidential information omitted) (6)

          10.22        MicroCarb Vaccines License Agreement dated May 6, 1996, effective March 1, 1996, by and between MicroCarb Human Vaccines Inc. and the Company (Certain confidential information omitted) (6)

          10.23        Assignment of Transitory License Agreement and Restatement of Rights and Obligations Under
                       the Vaccines License Agreement dated May 6, 1996, effective March 1, 1996, by and between
                       SmithKline Beecham Biologicals Manufacturing s.a., MicroCarb Human Vaccines Inc. and the
                       Company (6)

          10.24        Research and Development, Research Support and License Agreement dated May 6, 1996, effective
                       March 1, 1996, by and between MicroCarb Human Vaccines Inc., the Company and SmithKline
                       Beecham Corporation (Certain confidential information omitted) (6)

          10.25        Exchange Option Agreement dated May 6, 1996, effective March 1, 1996, by and between
                       SmithKline Beecham Biologicals Manufacturing s.a., the Company and MicroCarb Human Vaccines
                       Inc. (6)

          10.26        Warrant to Purchase Common Stock of the Company dated May 6, 1996, effective March 1, 1996, issued to SmithKline Beecham Biologicals Manufacturing s.a. (Certain confidential information omitted) (6)

          10.27        Registration Rights Agreement dated May 6, 1996, effective March 1, 1996, by and between the
                       Company and SmithKline Beecham Biologicals Manufacturing s.a. (6)

           11.1        Statements Re: Computation of Per Share Income (Loss) (12)

           23.1        Consent of Coopers & Lybrand L.L.P. (12)

           * Management plan or compensatory plan or arrangement

------------------------------------------------------------------------------
(1) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 (Reg No. 33-53774) filed on October 27, 1992.

(2) Incorporated by reference to an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on December 2, 1992.

(3) Incorporated by reference to an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on December 15, 1992.

(4) Incorporated by reference to an exhibit to Form 10-QSB for the quarter ended September 30, 1993 filed on November 12, 1993.

(5) Incorporated by reference to an exhibit to Form 10-KSB for the year ended December 31, 1993 filed on March 29, 1994.

(6) Incorporated by reference to an exhibit to Form 8-K filed on May 22, 1996.

(7) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-94692) filed on July 18, 1995.

(8) Incorporated by reference to an exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 33-96168) filed on August 24, 1995.

(9) Incorporated by reference to an exhibit to Form 10-QSB for the quarter ended March 31, 1996 filed on May 20, 1996.

(10) Incorporated by reference to an exhibit to the 1996 Proxy Statement and Notice of Annual Meeting to Stockholders filed on April 12, 1996, under cover of a Schedule 14A.

(11) Incorporated by reference to an exhibit to Form 8-K filed on September 9, 1996.

(12)     Filed herewith.
------------------------------------------------------------------------------


REPORTS ON FORM 8-K

      None

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             ANTEX BIOLOGICS INC.

Date:  February 20, 1997       By:    /s/V.M. Esposito
                                    -------------------------------------------
                                    V.M. Esposito, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:  February 20, 1997       By:    /s/Gregory C. Zakarian
                                    -------------------------------------------
                                    Gregory C. Zakarian, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  February 20, 1997       By:    /s/V.M. Esposito
                                    -------------------------------------------
                                    V. M. Esposito, Director


Date:  February 20, 1997       By:    /s/Bruce E. Elmblad
                                    -------------------------------------------
                                    Bruce E. Elmblad, Director


Date:  February 20, 1997       By:    /s/Donald G. Stark
                                    -------------------------------------------
                                    Donald G. Stark, Director

                                 EXHIBIT INDEX

 Exhibit
 No.              Description
 -------          ------------
 10.5             Employment agreement effective as of September 30, 1996 by and between the Company and Theresa M. Smith

 11.1             Statement Re: Computation of Per Share Income (Loss)

 23.1             Consent of Coopers & Lybrand L.L.P.