Form 10QSB
period 1997-03-31
ANTEX BIOLOGICS INC
filed 1997-05-14
CIK 893692

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period            to
                                   ----------    ----------
         Commission file number      0-20988
                                ----------------------

                             ANTEX BIOLOGICS INC.
--------------------------------------------------------------------------------

       (Exact name of small business issuer as specified in its charter)

                          Delaware                                                52-1563899
    ---------------------------------------------------         ---------------------------------------------------
       (State or other jurisdiction of incorporation                    (IRS Employer Identification No.)
                     or organization)


                300 Professional Drive, Gaithersburg, MD 20879
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (301) 590-0129
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [x]   No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes [ ]   No [ ]

                       APPLICABLE ONLY TO CORPORATE USERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

22,479,679 shares of Antex Biologics Inc. common stock, $.01 par value, were outstanding as of April 30, 1997.

Transitional Small Business Disclosure Format (check one):

Yes        No   X
    -----     -----

                              ANTEX BIOLOGICS INC.

                                  FORM 10-QSB

                          QUARTER ENDED MARCH 31, 1997

                                     INDEX


Part I.  Financial Information                                                                        Page No.
                                                                                                      --------
    Item 1.  Financial Statements

             Consolidated Balance Sheets at December 31, 1996 and March 31, 1997
             (Unaudited)                                                                                     3

             Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 1996 and 1997 and the period
             August 3, 1991 (inception) to March 31, 1997                                                    4

             Consolidated Statements of Cash Flows (Unaudited) for the
             three months ended March 31, 1996 and 1997 and
             the period August 3, 1991 (inception) to March 31, 1997                                       5-6

             Notes to Consolidated Financial Statements                                                    7-8

    Item 2.  Management's Discussion and Analysis                                                         8-11


Part II. Other Information

    Item 6.  Exhibits and Reports on Form 8-K                                                            10-12


Signatures                                                                                                  12

Exhibits                                                                                                 13-15

                              Antex Biologics Inc.
                        (a development stage enterprise)

                         CONSOLIDATED BALANCE SHEETS


                                                                                               DECEMBER 31,             MARCH 31,
                                                                                                  1996                    1997
                                                                                                  ----                    ----
             ASSETS                                                                                                    (UNAUDITED)
             Current assets:
               Cash and cash equivalents                                                       $6,918,836               $6,236,558
               Restricted cash                                                                    300,000                        -
               Accounts and other receivables                                                      95,668                  551,275
               Prepaid expenses and deposits                                                      247,717                  447,460
                                                                                               ----------                ---------
             Total current assets                                                               7,562,221                7,235,293
             Property and equipment, net                                                          537,113                  166,118
             Prepaid expenses                                                                     151,667                        -
             Deferred compensation trust                                                          191,189                  191,189
                                                                                                ---------                ---------
                                                                                               $8,442,190               $7,592,600
                                                                                               ==========               ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY
             Current liabilities:
               Accounts payable and accrued expenses                                           $  272,119               $  380,191
               Deferred research and development revenue                                          744,198                  787,514
               Deferred gain on sale and leaseback                                                349,857                        -
               Obligation under capitalized lease                                                 451,412                        -
                                                                                                ---------               ----------
             Total current liabilities                                                          1,817,586                1,167,705
             Deferred compensation                                                                191,189                  191,189
             Excess of fair value over cost of net assets acquired, net of
               accumulated amortization of $152,944 and $160,003                                  129,409                  122,350
             Other                                                                                 45,219                   38,826

             Commitments and contingencies

             Stockholders' equity:
               Preferred stock, $.01 par value; 5,000,000 shares
                authorized; none outstanding                                                            -                        -
               Common stock, $.01 par value; 95,000,000 shares
                authorized; 22,479,679 and shares issued and
                outstanding                                                                       224,797                  224,797
               Additional paid-in capital                                                      17,752,416               17,752,416
               Deficit accumulated during the development stage                               (11,718,426)             (11,904,683)
                                                                                               ----------               ----------
             Total stockholders' equity                                                         6,258,787                6,072,530
                                                                                               ----------                ---------
                                                                                               $8,442,190               $7,592,600
                                                                                               ==========               ==========





The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                             THREE MONTHS                    AUGUST 3, 1991
                                                                            ENDED MARCH 31                     (INCEPTION)
                                                                            --------------                         TO
                                                                       1996                    1997          MARCH 31, 1997
                                                                       ----                    ----          --------------
             Revenues                                               $   229,951             $ 1,296,848         $ 5,996,034
                                                                    -----------             -----------         -----------

             Expenses:
                Research and development                                498,080                 975,613          10,375,248
                General and administrative                              239,320                 583,700           7,538,569
                                                                     ----------               ---------           ---------
             Total expenses                                             737,400               1,559,313          17,913,817
                                                                     ----------               ---------          ----------

             Loss from operations                                      (507,449)               (262,465)        (11,917,783)

             Other income (expense):
                Interest income                                          16,880                  86,331             721,457
                Interest expense                                        (38,762)                (10,123)           (708,357)
                                                                    ------------             -----------        -----------

             Net loss                                              $   (529,331)            $  (186,257)       $(11,904,683)
                                                                   =============            ============       ============

             Net loss per share                                           $(.04)                  $(.01)
                                                                          ======                  ======

             Shares used in per share
                calculations                                          12,034,956             22,188,016
                                                                      ==========             ==========





The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   THREE MONTHS                     AUGUST 3, 1991
                                                                                  ENDED MARCH 31                      (INCEPTION)
                                                                               -----------------------                    TO
                                                                               1996               1997               MARCH 31, 1997
                                                                               ----               ----              ---------------
             OPERATING ACTIVITIES
             Net loss                                                   $   (529,331)         $  (186,257)           $(11,904,683)
             Adjustments to reconcile net loss
                to net cash used in operating activities:

                Depreciation and amortization of
                   property and equipment, net of
                   amortization of deferred gain on
                   sale/leaseback                                              8,168               23,615                 139,792
                Amortization of deferred credits                             (13,452)             (13,452)               (301,605)
                Expense recorded on issuance of
                  common stock and vesting of options                              -                    -                 531,134

                Changes in operating assets
                   and liabilities:
                   Accounts and other receivables                             51,413             (455,607)               (551,275)
                   Prepaid expenses and deposits                            (125,795)             (48,076)               (331,218)
                   Accounts payable and accrued
                       expenses                                              191,652              108,072                 (52,389)
                   Deferred research and development                          53,661               43,316                 787,514
                   Deferred option payment                                  (250,000)                   -                       -
                   Due from BioCarb AB                                             -                    -                 420,448
                                                                           ----------           ----------             -----------

             Net cash used in operating activities                          (613,684)            (528,389)            (11,262,282)
                                                                            ---------            ---------            ------------

             INVESTING ACTIVITIES
             Purchase of property and equipment                                    -               (2,477)               (305,910)
             Decrease in restricted cash                                           -              300,000                       -
                                                                           ----------           ----------              ----------
             Net cash provided by (used in) investing
              activities                                                           -              297,523                (305,910)
                                                                           ----------            ---------               ---------




The accompanying notes are an integral part of these financial statements.
                                  (Continued)

                              Antex Biologics Inc.
                        (a development stage enterprise)

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                                                 THREE MONTHS                     AUGUST 3, 1991
                                                                                 ENDED MARCH 31                    (INCEPTION)
                                                                            ----------------------                     TO
                                                                              1996             1997              MARCH 31, 1997
                                                                              ----             ----            ----------------
             FINANCING ACTIVITIES
             Net proceeds from sales of common stock and
                warrants and the exchange option                       $     277,062       $           -          $    11,606,170
             Net proceeds from exercise of
                warrants and stock options                                         -                   -                4,861,719
             Proceeds from sale and leaseback
                agreement                                                          -                   -                2,164,792
             Principal repayments on sale and
                leaseback agreement                                         (142,493)           (451,412)              (2,164,792)
             Proceeds from issuance of notes payable                               -                   -                  500,000
             Proceeds from sale of preferred stock                                 -                   -                  400,189
                                                                       -------------       -------------          ---------------
             Net cash provided by (used in)
                financing activities                                         134,569            (451,412)              17,368,078
                                                                       -------------       -------------          ---------------

             Net increase (decrease) in cash and
                cash equivalents                                            (479,115)           (682,278)               5,799,886

             Cash and cash equivalents at
                beginning of period                                          903,951           6,918,836                  436,672
                                                                       -------------       -------------          ---------------

             Cash and cash equivalents at
                end of period                                          $     424,836       $   6,236,558          $     6,236,558
                                                                       =============       =============          ===============

             SUPPLEMENTAL CASH FLOWS DISCLOSURES:

                Notes payable and accrued interest
                   converted to preferred stock                        $           -       $           -          $       509,109
                                                                       =============       =============          ===============

                Sale and leaseback of property and
                   equipment                                           $           -       $           -          $     2,099,175
                                                                       =============       =============          ===============
                Deferred compensation                                  $           -       $           -          $       191,189
                                                                       =============       =============          ===============
                Interest paid                                          $      38,762       $      10,123          $       699,248
                                                                       =============       =============          ===============





The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND 1997
                                  (UNAUDITED)

1.    GENERAL

      The Company commenced operations on August 3, 1991 and has been in the development stage since its formation. The Company's strategy has been to focus on two primary proprietary core technologies with the goal of developing and producing therapeutic products to prevent and treat infectious diseases and their related disorders.

      The Consolidated Balance Sheet as of March 31, 1997, and the Consolidated Statements of Operations for the three-month periods ended March 31, 1996 and 1997 and for the period August 3, 1991 (inception) to March 31, 1997, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1996 and 1997 and for the period August 3, 1991 (inception) to March 31, 1997 have been prepared without audit. However, such financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position of Antex Biologics Inc. and its subsidiary at March 31, 1997, and the consolidated results of their operations and their cash flows for the periods referred to above.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB.

      Certain reclassifications were made to the 1996 financial statements to conform to the 1997 presentation.

      The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results anticipated for the fiscal year ending December 31, 1997.

2.    STRATEGIC ALLIANCE

      On May 7, 1996, the Company executed definitive agreements with SmithKline Beecham Corporation and SmithKline Beecham Biologicals Manufacturing s.a. ("SmithKline"), effective March 1, 1996, which established a corporate joint venture, MicroCarb Human Vaccines Inc.("MCHV"), to develop and commercialize human bacterial vaccines utilizing the Company's proprietary technologies. The agreements provide for the following: a payment of $3,000,000 to the Company in connection with SmithKline's acquisition of a 26.25% equity interest in MCHV; a payment of $2,400,000 to the Company to fund research and development for the first year; additional committed research and development funding of $2,600,000 through February 28, 1998 with SmithKline having the option to fund future years; two separate options granted to SmithKline expiring October 1, 1997 and 1998, respectively, to acquire from the Company additional equity interests in MCHV; an exchange option granted by the Company to SmithKline enabling SmithKline to convert its equity interest in MCHV for up to 4,793,685 shares of the Company's common stock, under specified conditions; and a warrant granted by the Company to SmithKline enabling SmithKline to acquire up to 7,682,637 shares of the Company's common stock, under specified conditions, and only to the extent that stipulated options and warrants previously granted and outstanding as of the date of the establishment of the strategic alliance are exercised. The agreements also provide for SmithKline to make milestone payments and pay royalties to the MCHV; and for SmithKline to reimburse the Company for expenses the Company incurs for agreed upon production lots of vaccines for clinical trials, the conduct of agreed upon clinical trials, and the agreed upon prosecution and maintenance of the Company's patents and patent applications. As further stipulated in the agreements, SmithKline will be responsible for conducting additional clinical trials, manufacturing, and sales and distribution.

      Revenue related to the human bacterial vaccine research and development provided in connection with the strategic alliance has been recognized to the extent of actual expenses incurred. Amounts received but unearned have been deferred. Additional expenses that qualify as reimbursables due from SmithKline pursuant to the provisions of the agreements, have been recognized as revenue.

      For the three months ended March 31, 1997, the Company recognized revenue related to human bacterial vaccine research and development and qualifying reimbursable expenses of $1,213,362. For the three months ended March 31, 1996, which included only the first month of the strategic alliance, revenue of $229,951 was recognized.

3.    PROPERTY AND EQUIPMENT

      Effective February 28, 1997, the Company prepaid the remaining outstanding principal balance arising from the sale and leaseback agreement entered into in August 1993 and reacquired the related assets.


4.    EARNINGS PER SHARE

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 replaces the existing presentation and calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. The adoption of SFAS 128 is not expected to have a material effect on the Company's earnings per share.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

      The Company commenced operations in August 1991. In December 1992, the Company became a public company through an initial public offering of units consisting of common stock and redeemable warrants. In April 1995, the Company completed a private placement of units consisting of common stock and Class B warrants. On May 7, 1996, the Company executed definitive agreements with SmithKline Beecham Corporation and SmithKline Beecham Biologicals Manufacturing s.a. ("SmithKline"), effective March 1, 1996, which established a corporate joint venture, MicroCarb Human Vaccines Inc., to develop and commercialize human bacterial vaccines utilizing the Company's proprietary technologies (see
Note 2 to the unaudited financial statements).

      The strategic alliance with SmithKline is consistent with one aspect of the Company's overall strategy which, since its inception, has been to establish strategic partnerships and to focus on researching technologies with the goal of developing products for identifying, preventing and treating infectious diseases. The Company is operating as a development stage enterprise.

RESULTS OF OPERATIONS

      Revenues for the first quarter of 1997 include the recognition of human bacterial vaccine research and development support of $606,684 and reimbursable expenses incurred of $606,678, pursuant to the strategic alliance with SmithKline. The Company also earned $83,486 from Small Business Innovation Research grants. Revenue for the comparable period in 1996 consisted of $146,339 of human bacterial vaccine research and development support and reimbursable expenses incurred of $83,612 in connection with the strategic alliance.

      Research and development expenses in the first quarter of 1997 increased 96% in comparison to the first quarter of 1996. The increase is due to costs incurred in the conducting of clinical trials and the production of clinical trial material, and to increased efforts and expenditures for additional personnel resulting directly from the increase in activities attributable to the strategic alliance with SmithKline.

      General and administrative expenses in the first quarter of 1997 increased 144% in comparison to the comparable period in 1996. The increase is attributable primarily to the fees incurred in connection with overseas patent application filings, such fees being reimbursable to the Company pursuant to the provisions of the strategic alliance with SmithKline. The increase also resulted from an increase in general legal fees and the timing of the costs incurred associated with the annual stockholders meeting, which was held earlier in 1997 than in 1996.

      The increase in interest income in the first quarter of 1997 reflects the improved cash position of the Company.

      The decrease in interest expense in the first quarter of 1997 is due to the continuing paydown on, and the payoff in February 1997 of the remaining balance of, the obligation arising from the sale/leaseback agreement.

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

      In connection with the entry into the strategic alliance with SmithKline, the Company received $3,000,000 from the sale to SmithKline of a 26.25% equity interest in MCHV, and $2,400,000, representing the first year's funding for research and development of human bacterial vaccines. In addition, the Company is reimbursed for expenses that it incurs in connection with the agreed upon production of lots of vaccines for clinical trials, the conduct of agreed upon clinical trials, and the agreed upon prosecution and maintenance of the Company's patents and patent applications.

      As a result of exercises and following a notice of redemption by the Company, all of the Company's outstanding Class B warrants were exercised in 1996, resulting in gross proceeds of $5,072,000. Fees associated with the exercise of the warrants were approximately $211,000.

      During 1997, MCHV will continue to assess to which human bacterial vaccine research projects resources will be allocated. The Company currently plans to utilize a portion of its available resources to pursue research and development activities with the goal of researching drugs and evaluating non-human vaccine applications.

      For 1997, the Company currently anticipates that it will increase its total personnel by a minimum of five from a 1996 year end total of 20.

      As a development stage company, the Company's operating activities have been limited primarily to research and development involving its proprietary technologies, and accordingly, have generated limited revenues. The Company is currently scheduled to receive approximately $2,600,000 in 1997 in research and development payments from SmithKline covering the period March 1, 1997 to February 28, 1998. Additionally, the costs incurred by the Company associated with the conduct of a Phase II clinical trial for Campylobacter jejuni and Phase I clinical trial for Helicobacter pylori, the production of vaccine lots, and the prosecution of the Company's patents and patent applications are reimbursable by SmithKline. SmithKline's first option to increase its ownership in MCHV, at a cost of $1,000,000, expires on October 1, 1997. Research currently being performed by the Company under a Phase II Small Business Innovation Research grant from the National Institutes of Health pertaining to the Company's vaccine for Chlamydia trachomatis, is anticipated to generate approximately $315,000 in payments in 1997. The Company is also scheduled to receive a milestone payment from Pasteur Merieux Connaught of $150,000 in 1997.

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

ENVIRONMENTAL MATTERS

      The Company has been identified as a potentially responsible party by the United States Environmental Protection Agency ("EPA") for a site cleanup in Denver, Colorado, where the Company sent hazardous materials through a contractor for disposal. The EPA contacted approximately 800 potentially responsible parties requesting additional information and listing manifests which evidence shipments of each individual company's waste to the site. Due to the number of parties involved, the multiplicity of possible solutions, the evolving technology and the years of remedial activity required, the Company is unable to assess and quantify the extent of its total responsibility at the site. The liability for future remediation costs has been evaluated. Management believes that any ultimate liability will not materially affect the financial statements of the Company


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

 Exhibit
 No.                      Description
 -------                  -----------
  3.5      Certificate of Amendment of Certificate of Incorporation

  11.1     Statement Re: Computation of Per Share Loss - Three Months Ended March 31, 1996 and 1997

  27.1     Financial Data Schedule


REPORTS ON FORM 8-K

None




                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  ANTEX BIOLOGICS INC.
                                           -----------------------------------
                                                     (Registrant)

 Date: May 14, 1997                        /s/ V. M. ESPOSITO
                                           -----------------------------------
                                           V. M. Esposito, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

 Date: May 14, 1997                        /s/ GREGORY C. ZAKARIAN
                                           -----------------------------------
                                           Gregory C. Zakarian, Vice President,
                                           and Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)