Form 10QSB
period 1997-06-30
ANTEX BIOLOGICS INC
filed 1997-07-31
CIK 893692

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period           to
                                  ----------    ----------

         Commission file number      0-20988
                               ------------------------

                             ANTEX BIOLOGICS INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Delaware                                        52-1563899
----------------------------------------------     ---------------------------------------
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

22,479,679 shares of Antex Biologics Inc. common stock, $.01 par value, were
----------------------------------------------------------------------------
outstanding as of July 25, 1997.
--------------------------------

Transitional Small Business Disclosure Format (check one):

Yes              No  X
    -----          -----

                              ANTEX BIOLOGICS INC.

                                  FORM 10-QSB

                          QUARTER ENDED JUNE 30, 1997

                                     INDEX


Part I.  Financial Information                                                                           Page No.
                                                                                                          -------
    Item 1.  Financial Statements

             Consolidated Balance Sheets at December 31, 1996 and
             June 30, 1997 (Unaudited)                                                                          3

             Consolidated Statements of Operations (Unaudited) for the
             three months ended June 30, 1996 and 1997                                                          4

             Consolidated Statements of Operations (Unaudited) for the
             six months ended June 30, 1996 and 1997 and the period
             August 3, 1991 (inception) to June 30, 1997                                                        5

             Consolidated Statements of Cash Flows (Unaudited) for the
             six months ended June 30, 1996 and 1997 and
             the period August 3, 1991 (inception) to June 30, 1997                                           6-7

             Notes to Consolidated Financial Statements                                                       8-9

    Item 2.  Management's Discussion and Analysis                                                           10-12


Part II. Other Information

    Item 4.  Submission of Matters to a Vote of Security Holders                                               13

    Item 6.  Exhibits and Reports on Form 8-K                                                                  14


Signatures                                                                                                     15

Exhibits                                                                                                    16-17

                              Antex Biologics Inc.
                        (a development stage enterprise)

                          CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31,              JUNE 30,
                                                                                      1996                    1997
                                                                                      ----                    ----
                                                                                                           (UNAUDITED)
 ASSETS
 Current assets:
   Cash and cash equivalents                                                      $ 6,918,836              $ 6,364,969
   Restricted cash                                                                    300,000                        -
   Accounts and other receivables                                                      95,668                  257,092
   Prepaid expenses and deposits                                                      247,717                  487,618
                                                                                   ----------                ---------
 Total current assets                                                               7,562,221                7,109,679
 Property and equipment, net                                                          537,113                  185,206
 Prepaid expenses                                                                     151,667                        -
 Deferred compensation trust                                                          191,189                  191,189
                                                                                    ---------                ---------
                                                                                  $ 8,442,190              $ 7,486,074
                                                                                  ===========              ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable and accrued expenses                                          $   272,119              $   276,607
   Deferred research and development revenue                                          744,198                  834,708
   Deferred gain on sale and leaseback                                                349,857                        -
   Obligation under capitalized lease                                                 451,412                        -
                                                                                    ---------              -----------
 Total current liabilities                                                          1,817,586                1,111,315
 Deferred compensation                                                                191,189                  191,189
 Excess of fair value over cost of net assets acquired, net of
   accumulated amortization of $152,944 and $167,062                                  129,409                  115,291
 Other                                                                                 45,219                   32,433

 Commitments and contingencies

 Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares
    authorized; none outstanding                                                            -                        -
   Common stock, $.01 par value; 95,000,000 shares
    authorized; 22,479,679 shares issued and
    outstanding                                                                       224,797                  224,797
   Additional paid-in capital                                                      17,752,416               17,752,416
   Deficit accumulated during the development stage                               (11,718,426)             (11,941,367)
                                                                                   ----------               ----------
 Total stockholders' equity                                                         6,258,787                6,035,846
                                                                                   ----------                ---------
                                                                                  $ 8,442,190              $ 7,486,074
                                                                                  ===========              ===========





The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS
                                                                ENDED JUNE 30
                                                                -------------

                                                       1996                       1997
                                                       ----                       ----
   Revenues                                         $ 2,244,472                $   903,629
                                                    -----------                -----------

   Expenses:
      Research and development                          552,669                    700,253
      General and administrative                        396,237                    313,411
                                                       --------                   --------
   Total expenses                                       948,906                  1,013,664
                                                       --------                -----------

   Income (loss) from operations                      1,295,566                   (110,035)

   Other income (expense):
      Interest income                                    33,392                     73,351
      Interest expense                                  (30,836)                         -
                                                        -------                   --------

   Net income (loss)                                $ 1,298,122                 $  (36,684)
                                                    ===========                 ==========

   Net income (loss) per share                             $.05                       $  -
                                                           ====                       ====

   Shares and common share
       equivalents used in per share
       calculations                                  24,613,008                 22,188,016
                                                     ==========                 ==========





The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  SIX MONTHS                               AUGUST 3,
                                                                 ENDED JUNE 30                               1991
                                                                 -------------                            (INCEPTION)
                                                                                                               TO
                                                          1996                      1997                 JUNE 30, 1997
                                                          ----                      ----                 -------------
  Revenues                                               $ 2,474,423             $ 2,200,477               $ 6,899,663
                                                         -----------             -----------               -----------

  Expenses:
     Research and development                              1,050,749               1,675,866                11,075,501
     General and administrative                              635,557                 897,111                 7,851,980
                                                           ---------               ---------                 ---------
  Total expenses                                           1,686,306               2,572,977                18,927,481
                                                           ---------               ---------                ----------

  Income (loss) from operations                              788,117                (372,500)              (12,027,818)

  Other income (expense):
     Interest income                                          50,272                 159,682                   794,808
     Interest expense                                        (69,598)                (10,123)                 (708,357)
                                                          -----------             -----------              -----------

  Net income (loss)                                      $   768,791             $  (222,941)             $(11,941,367)
                                                         ===========             ============             ============

  Net income (loss) per share                                   $.04                   $(.01)
                                                                ====                   ======

  Shares and common share
     equivalents used in per share
     calculations                                         23,208,587              22,188,016
                                                          ==========              ==========





The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                        SIX MONTHS                        AUGUST 3, 1991
                                                                        ENDED JUNE 30                      (INCEPTION)
                                                                   ---------------------                        TO
                                                                  1996                 1997               JUNE 30, 1997
                                                                  ----                 ----               -------------
   OPERATING ACTIVITIES
   Net income (loss)                                            $  768,791          $  (222,941)           $(11,941,367)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      (used in) operating activities:

      Depreciation and amortization of
         property and equipment, net of
         amortization of deferred gain on
         sale/leaseback                                             18,602               37,474                 153,651
      Amortization of deferred credits                             (26,904)             (26,904)               (315,057)
      Expense recorded on issuance of
        common stock and vesting of
        options                                                          -                    -                 531,134

      Changes in operating assets
         and liabilities:
         Accounts and other receivables                             13,902             (161,424)               (257,092)
         Prepaid expenses and deposits                            (203,736)             (88,234)               (371,376)
         Accounts payable and accrued
             expenses                                               41,529                4,488                (155,973)
         Deferred research and development                       1,720,783               90,510                 834,708
         Deferred option payment                                  (250,000)                   -                       -
         Due from BioCarb AB                                             -                    -                 420,448
                                                                -----------          -----------             -----------
   Net cash provided by (used in)
      operating activities                                       2,082,967             (367,031)            (11,100,924)
                                                                 ----------          -----------            ------------

   INVESTING ACTIVITIES
   Purchase of property and equipment                              (64,815)             (35,424)               (338,857)
   Decrease in restricted cash                                           -              300,000                       -
                                                                 ----------            ---------              ----------

   Net cash provided by (used in) investing
     activities                                                    (64,815)             264,576                (338,857)
                                                                 ----------           ----------               ---------


The accompanying notes are an integral part of these financial statements.
                                                                     (Continued)

                              Antex Biologics Inc.
                        (a development stage enterprise)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                                         SIX MONTHS                    AUGUST 3, 1991
                                                                         ENDED JUNE 30                  (INCEPTION)
                                                                    ---------------------                   TO
                                                                     1996             1997             JUNE 30, 1997
                                                                     ----             ----             -------------
    FINANCING ACTIVITIES
    Net proceeds from sales of common stock and
       warrants and the exchange option                          $1,006,283         $         -          $11,606,170
    Net proceeds from exercise of
       warrants and stock options                                 1,714,393                   -            4,861,719
    Proceeds from sale and leaseback
       agreement                                                          -                   -            2,164,792
    Principal repayments on sale and
       leaseback agreement                                         (290,147)           (451,412)          (2,164,792)
    Proceeds from issuance of notes payable                               -                   -              500,000
    Proceeds from sale of preferred stock                                 -                   -              400,189
                                                                 ----------         -----------          -----------


    Net cash provided by (used in)
       financing activities                                       2,430,529            (451,412)          17,368,078
                                                                 ----------         -----------          -----------

    Net increase (decrease) in cash and
       cash equivalents                                           4,448,681            (553,867)           5,928,297

    Cash and cash equivalents at
       beginning of period                                          903,951           6,918,836              436,672
                                                                  ---------          ----------           ----------

    Cash and cash equivalents at
       end of period                                             $5,352,632          $6,364,969           $6,364,969
                                                                 ==========          ==========           ==========

    SUPPLEMENTAL CASH FLOWS DISCLOSURES:

       Notes payable and accrued interest
          converted to preferred stock                           $        -          $        -           $  509,109
                                                                 ==========          ==========           ==========
       Sale and leaseback of property and
          equipment                                              $        -          $        -           $2,099,175
                                                                 ==========          ==========           ==========
       Dererred compensation                                     $        -          $        -           $  191,189
                                                                 ==========          ==========           ==========
       Interest paid                                             $   69,598          $   10,123           $  699,248
                                                                 ==========          ==========           ==========



The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1997
                                  (UNAUDITED)

1.    GENERAL

      The Company commenced operations on August 3, 1991 and has been in the development stage since its formation. The Company's strategy has been to focus on two primary proprietary platform technologies with the goal of developing new products to prevent and treat infectious diseases and their related disorders.

      The Consolidated Balance Sheet as of June 30, 1997, and the
Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 1996 and 1997 and for the period August 3, 1991 (inception) to June 30, 1997, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1996 and 1997 and for the period August 3, 1991 (inception) to June 30, 1997 have been prepared without audit. However, such financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position of Antex Biologics Inc. and its subsidiary at June 30, 1997, and the consolidated results of their operations and their cash flows for the periods referred to above.

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

      The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results anticipated for the fiscal year ending December 31, 1997.

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

      Revenue related to the human bacterial vaccine research and development provided in connection with the strategic alliance has been recognized to the extent of expenses incurred. Amounts received but unearned have been deferred. Additional expenses that qualify as reimbursables due from SmithKline pursuant to the provisions of the agreements, have been recognized as revenue.

      For the three months and six months ended June 30, 1997, the Company recognized revenue related to human bacterial vaccine research and development and qualifying reimbursable expenses of $775,642 and $1,989,004, respectively. For the three months and six months ended June 30, 1996, revenue related to the strategic alliance of $2,244,472 and $2,474,423, respectively, was recognized.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

      The Company commenced operations in August 1991.

      On May 7, 1996, the Company executed definitive agreements with SmithKline Beecham Corporation and SmithKline Beecham Biologicals Manufacturing s.a. ("SmithKline"), effective March 1, 1996, which established a corporate joint venture, MicroCarb Human Vaccines Inc. ("MCHV"), to develop and commercialize human bacterial vaccines utilizing the Company's proprietary technologies (see Note 2 to the unaudited financial statements).

      The strategic alliance with SmithKline is consistent with one aspect of the Company's overall strategy which, since its inception, has been to establish strategic partnerships and to focus on researching technologies with the goal of developing new products to prevent and treat infectious diseases and their related disorders. The Company is operating as a development stage enterprise.

RESULTS OF OPERATIONS

      Revenues for the second quarter of 1997 include human bacterial vaccine research and development support of $630,556 and reimbursable expenses incurred of $145,086, pursuant to the strategic alliance with SmithKline. The Company also earned $127,987 from Small Business Innovation Research grants. Revenues for the six months ended June 30, 1997 totalled $2,200,477 consisting of human bacterial vaccine research and development support of $1,237,240, reimbursable expenses incurred of $751,764, and grant revenue of $211,473.

      Revenues for the second quarter of 1996 included the payment received of $1,669,752 from the sale of the equity interest in the joint venture to SmithKline, human bacterial vaccine research and development support of $532,878, and reimbursable expenses incurred of $41,842. Revenues for the six months ended June 30, 1996 also included human bacterial vaccine research and development for the month of March 1996, the first month of the strategic alliance, and related reimbursable expenses totalling $229,951.

      In the second quarter and first six months of 1997, research and development expenses increased 26.7% and 59.5%, respectively, in comparison to the comparable periods in 1996. These increases are due to costs incurred in the conducting of clinical trials, and to increased efforts and expenditures for additional personnel resulting directly from the increase in activities attributable to the strategic alliance with SmithKline.

      General and administrative expenses decreased 20.9% in the second quarter of 1997 and increased 41.1% for the first six months of 1997 in comparison to the comparable periods in 1996. The overall increase is attributable primarily to the fees incurred in connection with overseas patent application filings, such fees being reimbursable to the Company pursuant to the provisions of the strategic alliance with SmithKline, and to increases in general legal fees and public relations activities. These increases were offset in part by the decrease resulting from the nonrecurring bonuses awarded to the executive officers in the second quarter of 1996.

      The increase in interest income in the second quarter and first six months of 1997 reflect the improved cash position of the Company in comparison to the comparable periods in 1996.

      In February 1997, the Company paid off the remaining balance of the obligation arising from the sale/leaseback agreement, thereby eliminating future interest payments.

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

LIQUIDITY AND CAPITAL RESOURCES

      In connection with the Company's entry into the strategic alliance with SmithKline, in 1996 the Company received $3,000,000 from the sale to SmithKline of a 26.25% equity interest in MCHV, and $2,400,000, representing the first year's funding for research and development of human bacterial vaccines. In addition, the Company is reimbursed for expenses that it incurs in connection with the agreed upon production of lots of vaccines for clinical trials, the conduct of agreed upon clinical trials, and the agreed upon prosecution and maintenance of the Company's patents and patent applications.

      As a result of exercises and following a notice of redemption by the Company, all of the Company's outstanding Class B warrants were exercised in 1996, resulting in gross proceeds of $5,072,000. Fees associated with the exercise of the warrants were approximately $211,000.

      During 1997, MCHV will continue to assess to which human bacterial vaccine research projects resources will be allocated. The Company currently plans to utilize a portion of its available resources to pursue research and development activities with the goal of researching therapeutics and evaluating non-human vaccine applications.

      For 1997, the Company currently anticipates that it will increase its total personnel by a minimum of five from a 1996 year end total of 20.

      As a development stage company, the Company's operating activities have been limited primarily to research and development involving its proprietary technologies, and accordingly, have generated limited revenues. The Company is currently scheduled to receive approximately $2,600,000 in 1997 in research and development payments from SmithKline covering the period March 1, 1997 to February 28, 1998, of which $1,300,000 has been received through June 30, 1997. Additionally, the costs incurred by the Company associated with the conduct of a Phase II clinical trial for Campylobacter jejuni and a Phase

I clinical trial for Helicobacter pylori, the production of vaccine lots, and the prosecution of the Company's patents and patent applications are reimbursable by SmithKline. SmithKline's first option to increase its ownership in MCHV, at a cost of $1,000,000, expires on October 1, 1997. Research currently being performed by the Company under a Phase II Small Business Innovation Research grant from the National Institutes of Health pertaining to the Company's vaccine for Chlamydia trachomatis, is anticipated to generate approximately $315,000 in payments in 1997. The Company is also scheduled to receive a milestone payment from Pasteur Merieux Connaught of $150,000 in 1997.

      In order to fully fund its operations over the longer term, the Company will continue to seek additional financing. The Company has no lines of credit. In seeking additional funding, the Company is examining a range of possible transactions, including: additional strategic alliances; the exercise of the unit purchase option issued to the Placement Agent in connection with the 1995 private placement; possible increases in research and development funding by SmithKline; the exercise by SmithKline of its second option to increase its equity in MCHV; and the exercise by SmithKline of its warrant to the extent that it becomes exercisable. In the case of the unit purchase option, it is anticipated that exercises will only occur when the market price of the common stock sustains a level such that their exercise is economically justified. Additional public offerings and private placements, and the filing of additional applications for Small Business Innovation Research grants are also possible sources of funds. However, there is no assurance that additional funds will be available from these or any other sources or, if available, as to the terms on which such funds can be obtained.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On April 18, 1997, the Company held its Annual Meeting of Stockholders. Five matters were voted on at the meeting:

      1. Election to the Board of Directors of the Company's nominee - Mr. Donald G. Stark:

           For                            17,463,862
           Against                            59,671

           The directors not elected at the Annual Meeting whose tenure continued after the Annual Meeting are:

           Charles J. Coulter, Bruce E. Elmblad and V. M. Esposito

      2.   Approval of Amendment to Certificate of Incorporation:

           For                            16,444,752
           Against                         1,015,581
           Abstain                            63,200

      3. Approval of Amendments to Antex Biologics Inc. Amended and Restated Stock Option Plan:

           For                             5,609,248
           Against                         1,313,321
           Abstain                            80,270
           Broker Non-Votes               10,520,694

      4. Approval of Amendments to Antex Biologics Inc. 1992 Directors' Stock Option Plan:

           For                            12,694,482
           Against                         1,262,721
           Abstain                            89,170
           Broker Non-Votes                3,477,160

      5. Ratification of Coopers & Lybrand L.L.P. as the Company's Independent Accountants:

           For                            17,447,762
           Against                            75,771

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

 Exhibit
 No.                                                         Description
 -------                                                     -----------
  11.1     Statement Re: Computation of Per Share Income (Loss) - Three Months Ended June 30, 1996 and 1997

  11.2     Statement Re: Computation of Per Share Income (Loss) - Six Months Ended June 30, 1996 and 1997

  27.1     Financial Data Schedule


REPORTS ON FORM 8-K

None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   ANTEX BIOLOGICS INC.
                                          -------------------------------------
                                                       (Registrant)

Date: July 30, 1997                         /s/V. M. ESPOSITO
                                          -------------------------------------
                                          V. M. Esposito, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

Date: July 30, 1997                         /s/GREGORY C. ZAKARIAN
                                          -------------------------------------
                                          Gregory C. Zakarian, Vice President,
                                          and Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)