Form 10QSB
period 1997-09-30
ANTEX BIOLOGICS INC
filed 1997-11-06
CIK 893692

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


         For the transition period           to
                                  ----------    ----------

         Commission file number      0-20988
                               -------------------------------

                            ANTEX BIOLOGICS INC.
-------------------------------------------------------------------------------

      (Exact name of small business issuer as specified in its charter)


                 Delaware                                             52-1563899
----------------------------------------------      -------------------------------------------------
(State or other jurisdiction of incorporation               (IRS Employer Identification No.)
             or organization)


               300 Professional Drive, Gaithersburg, MD 20879
-------------------------------------------------------------------------------
                  (Address of principal executive offices)

                               (301) 590-0129
-------------------------------------------------------------------------------
                         (Issuer's telephone number)


-------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


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

22,480,304 shares of Antex Biologics Inc. common stock, $.01 par value, were outstanding as of October 30, 1997.

Transitional Small Business Disclosure Format (check one):

Yes              No   X
    -----           -----

                              ANTEX BIOLOGICS INC.

                                  FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX


Part I.  Financial Information                                                          Page No.
                                                                                        --------
    Item 1.      Financial Statements

                 Consolidated Balance Sheets at December 31, 1996 and
                 September 30, 1997 (Unaudited)                                                3

                 Consolidated Statements of Operations (Unaudited) for the
                 three months ended September 30, 1996 and 1997                                4

                 Consolidated Statements of Operations (Unaudited) for the
                 nine months ended September 30, 1996 and 1997 and the period
                 August 3, 1991 (inception) to September 30, 1997                              5

                 Consolidated Statements of Cash Flows (Unaudited) for the
                 nine months ended September 30, 1996 and 1997 and
                 the period August 3, 1991 (inception) to September 30, 1997                 6-7

                 Notes to Consolidated Financial Statements                                  8-9

    Item 2.      Management's Discussion and Analysis                                      10-12


Part II. Other Information

    Item 6.      Exhibits and Reports on Form 8-K                                             13


Signatures                                                                                    14

Exhibits                                                                                   15-23

                              Antex Biologics Inc.
                        (a development stage enterprise)

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,            SEPTEMBER 30,
                                                                          1996                    1997
                                                                          ----                    ----
ASSETS                                                                                         (UNAUDITED)
Current assets:
  Cash and cash equivalents                                           $ 6,918,836              $ 6,320,795
  Restricted cash                                                         300,000                        -
  Accounts and other receivables                                           95,668                  169,273
  Prepaid expenses and deposits                                           247,717                  520,776
                                                                       ----------                ---------
Total current assets                                                    7,562,221                7,010,844
Property and equipment, net                                               537,113                  259,891
Prepaid expenses                                                          151,667                        -
Deferred compensation trust                                               191,189                  191,189
                                                                        ---------                ---------
                                                                      $ 8,442,190              $ 7,461,924
                                                                      ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                               $   272,119              $   521,697
  Deferred research and development revenue                               744,198                  699,792
  Deferred gain on sale and leaseback                                     349,857                        -
  Obligation under capitalized lease                                      451,412                        -
                                                                        ---------              -----------
Total current liabilities                                               1,817,586                1,221,489
Deferred compensation                                                     191,189                  191,189
Excess of fair value over cost of net assets acquired, net
   of accumulated amortization of $152,944 and $174,121                   129,409                  108,232
Other                                                                      45,219                   26,040

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
   authorized; none outstanding                                                 -                        -
  Common stock, $.01 par value; 95,000,000 shares
   authorized; 22,479,679 shares issued and
   outstanding                                                            224,797                   224,797
  Additional paid-in capital                                           17,752,416                17,752,416
  Deficit accumulated during the development stage                    (11,718,426)              (12,062,239)
                                                                       ----------                ----------
Total stockholders' equity                                              6,258,787                 5,914,974
                                                                       ----------                 ---------
                                                                      $ 8,442,190               $ 7,461,924
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

                              Antex Biologics Inc.
                        (a development stage enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                              ENDED SEPTEMBER 30
                                                              ------------------

                                                         1996                   1997
                                                         ----                   ----
Revenues                                            $    623,646            $   965,331
                                                    ------------            -----------

Expenses:
   Research and development                              549,762                801,228
   General and administrative                            295,394                364,799
                                                        --------               --------
Total expenses                                           845,156              1,166,027
                                                        --------            -----------

Loss from operations                                    (221,510)              (200,696)

Other income (expense):
   Interest income                                        89,450                 79,824
   Interest expense                                      (25,491)                     -
                                                         -------               --------

Net loss                                             $  (157,551)          $   (120,872)
                                                     ===========           ============

Net loss per share                                         $(.01)                 $(.01)
                                                           ======                 ======

Shares used in per share calculations                 19,767,840             22,188,016
                                                      ==========             ==========





The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  NINE MONTHS
                                               ENDED SEPTEMBER 30
                                               ------------------                  AUGUST 3,
                                                                                     1991
                                           1996                 1997             (INCEPTION)
                                           ----                 ----                  TO
                                                                              SEPTEMBER 30, 1997
                                                                              ------------------
Revenues                                $ 3,098,069         $ 3,165,808           $ 7,864,994
                                        -----------         -----------           -----------

Expenses:
   Research and development               1,600,511           2,477,094            11,876,729
   General and administrative               930,951           1,261,910             8,216,779
                                          ---------           ---------             ---------
Total expenses                            2,531,462           3,739,004            20,093,508
                                          ---------           ---------            ----------

Income (loss) from operations               566,607            (573,196)          (12,228,514)

Other income (expense):
   Interest income                          139,722             239,506               874,632
   Interest expense                         (95,089)            (10,123)             (708,357)
                                         -----------         -----------          ------------

Net income (loss)                       $   611,240         $  (343,813)         $(12,062,239)
                                        ===========         ============         ============

Net income (loss) per share                    $.03               $(.02)
                                               ====               ======

Shares and common share
   equivalents used in per share
   calculations                          24,663,210          22,188,016
                                         ==========          ==========





The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                      NINE MONTHS
                                                                  ENDED SEPTEMBER 30                  AUGUST 3, 1991
                                                              --------------------------               (INCEPTION)
                                                                                                            TO
                                                               1996                  1997           SEPTEMBER 30, 1997
                                                               ----                  ----           ------------------
OPERATING ACTIVITIES
Net income (loss)                                         $     611,240          $  (343,813)           $(12,062,239)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:

  Depreciation and amortization of
     property and equipment, net of
     amortization of deferred gain on
     sale/leaseback                                              32,885               54,892                 171,069
  Amortization of deferred credits                              (40,356)             (40,356)               (328,509)
  Expense recorded on issuance of
    common stock and vesting of
    options                                                           -                    -                 531,134

  Changes in operating assets
     and liabilities:
     Accounts and other receivables                              54,361              (73,605)               (169,273)
     Prepaid expenses and deposits                             (272,729)            (121,392)               (404,534)
     Accounts payable and accrued
       expenses                                                  42,240              249,578                  89,117
     Deferred research and development                        1,205,411              (44,406)                699,792
     Deferred option payment                                   (250,000)                   -                       -
     Due from BioCarb AB                                              -                    -                 420,448
                                                             -----------          -----------             -----------
Net cash provided by (used in)
  operating activities                                        1,383,052             (319,102)            (11,052,995)
                                                              ---------           -----------            ------------

INVESTING ACTIVITIES
Purchase of property and equipment                             (141,772)            (127,527)               (430,960)
Decrease in restricted cash                                           -              300,000                       -
                                                              ---------            ---------               ---------

Net cash provided by (used in) investing
  activities                                                   (141,772)             172,473                (430,960)
                                                              ----------           ---------                ---------


The accompanying notes are an integral part of these financial statements.
                                                                     (Continued)

                              Antex Biologics Inc.
                        (a development stage enterprise)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                                     NINE MONTHS
                                                                  ENDED SEPTEMBER 30              AUGUST 3, 1991
                                                             --------------------------            (INCEPTION)
                                                                                                        TO
                                                              1996             1997             SEPTEMBER 30,1997
                                                              ----             ----             -----------------
FINANCING ACTIVITIES
Net proceeds from sales of common stock and
  warrants and the exchange option                        $  983,873        $        -              $11,606,170
Net proceeds from exercise of
  warrants and stock options                               4,822,805                 -                4,861,719
Proceeds from sale and leaseback
  agreement                                                        -                 -                2,164,792
Principal repayments on sale and
  leaseback agreement                                       (443,148)         (451,412)              (2,164,792)
Proceeds from issuance of notes payable                            -                 -                  500,000
Proceeds from sale of preferred stock                              -                 -                  400,189
                                                          ----------         ---------              -----------

Net cash provided by (used in)
  financing activities                                     5,363,530          (451,412)              17,368,078
                                                          ----------         ----------              ----------

Net increase (decrease) in cash and
  cash equivalents                                         6,604,810          (598,041)               5,884,123

Cash and cash equivalents at
  beginning of period                                        903,951         6,918,836                  436,672
                                                          ----------         ---------               ----------

Cash and cash equivalents at
  end of period                                           $7,508,761        $6,320,795               $6,320,795
                                                          ==========        ==========               ==========

SUPPLEMENTAL CASH FLOWS DISCLOSURES:

  Notes payable and accrued interest
      converted to preferred stock                        $        -        $        -               $  509,109
                                                          ==========        ==========               ==========
  Sale and leaseback of property and
      equipment                                           $        -        $        -               $2,099,175
                                                          ==========        ==========               ==========
  Deferred compensation                                   $        -        $        -               $  191,189
                                                          ==========        ==========               ==========
  Interest paid                                           $   95,089        $   10,123               $  699,248
                                                          ==========        ==========               ==========




The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1997
                                  (UNAUDITED)

1.    GENERAL

      The Company commenced operations on August 3, 1991 and has been in the development stage since its formation. The Company's strategy has been to focus on two primary proprietary platform technologies with the goal of developing new products to prevent and treat infectious diseases and their related disorders.

      The Consolidated Balance Sheet as of September 30, 1997, and the Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 1996 and 1997 and for the period August 3, 1991 (inception) to September 30, 1997, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1996 and 1997 and for the period August 3, 1991 (inception) to September 30, 1997 have been prepared without audit. However, such financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position of Antex Biologics Inc. and its subsidiary at September 30, 1997, and the consolidated results of their operations and their cash flows for the periods referred to above.

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

      The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results anticipated for the fiscal year ending December 31, 1997.

2.    STRATEGIC ALLIANCE

      On May 7, 1996, the Company executed definitive agreements with SmithKline Beecham Corporation and SmithKline Beecham Biologicals Manufacturing s.a. ("SmithKline"), effective March 1, 1996, which established a corporate joint venture, MicroCarb Human Vaccines Inc.("MCHV"), to develop and commercialize human bacterial vaccines utilizing the Company's proprietary technologies. The agreements provide for the following: a payment of $3,000,000 to the Company in connection with SmithKline's acquisition of a 26.25% equity interest in MCHV; a payment of $2,400,000 to the Company to fund research and development for the first year; additional committed research and development funding of $2,600,000 through February 28, 1998 with SmithKline having the option to fund future years; two separate options granted to SmithKline expiring October 1, 1997 and 1998, respectively, to acquire from the Company additional equity interests in MCHV; an exchange option granted by the Company to SmithKline enabling SmithKline to convert its equity interest in MCHV for up to 4,793,685 shares of the Company's common stock, under specified conditions; and a warrant granted by the Company to SmithKline enabling SmithKline to acquire up to 7,682,637 shares of the Company's common stock, under specified conditions, and only to the extent that stipulated options and warrants previously granted by the Company and outstanding as of the date of the establishment of the strategic alliance are exercised. The agreements also provide for SmithKline to make milestone payments and pay royalties to the MCHV; and for SmithKline to reimburse the Company for expenses the Company incurs for agreed upon production lots of vaccines for clinical trials, the conduct of agreed upon clinical trials, and the agreed upon prosecution and maintenance of the Company's patents and patent applications. As further stipulated in the agreements, SmithKline will be responsible for conducting additional clinical trials, manufacturing, and sales and distribution.

      Revenue related to the human bacterial vaccine research and development provided in connection with the strategic alliance has been recognized to the extent of expenses incurred. Amounts received but unearned have been deferred. Additional expenses that qualify as reimbursables due from SmithKline pursuant to the provisions of the agreements, have been recognized as revenue.

      For the three months and nine months ended September 30, 1997, the Company recognized revenue related to human bacterial vaccine research and development and qualifying reimbursable expenses of $854,137 and $2,843,141, respectively. For the three months and nine months ended September 30, 1996, revenue related to the strategic alliance of $604,441 and $3,078,864, respectively, was recognized.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

      The Company commenced operations in August 1991.

      Effective March 1, 1996, the Company executed definitive agreements with SmithKline Beecham Corporation and SmithKline Beecham Biologicals
Manufacturing s.a. ("SmithKline"), establishing a corporate joint venture, MicroCarb Human Vaccines Inc. ("MCHV"), to develop and commercialize human bacterial vaccines utilizing the Company's proprietary technologies (see Note 2 to the unaudited financial statements).

      The strategic alliance with SmithKline is consistent with one aspect of the Company's overall strategy which, since its inception, has been to establish strategic partnerships and to focus on researching technologies with the goal of developing new products to prevent and treat infectious diseases and their related disorders. The Company is operating as a development stage enterprise.

RESULTS OF OPERATIONS

      Revenues for the third quarter of 1997 included human bacterial vaccine research and development support of $784,915 and reimbursable expenses incurred of $69,220, pursuant to the strategic alliance with SmithKline. The Company also earned $111,196 from Small Business Innovation Research grants. Revenues for the nine months ended September 30, 1997 totalled $3,165,808, consisting of human bacterial vaccine research and development support of $2,022,156, reimbursable expenses incurred of $820,985, and grant revenue of $322,667.

      Revenues for the third quarter of 1996 included human bacterial vaccine research and development support of $515,372 and reimbursable expenses incurred of $86,089, and grant revenue of $19,205. Revenues for the nine months ended September 30, 1996 totalled $3,098,069 consisting of $1,669,752 from the sale of the equity interest in the joint venture to SmithKline, human bacterial vaccine research and development support of $1,194,589, reimbursable expenses incurred of $214,523, and grant revenue of $19,205.

      In the third quarter and first nine months of 1997, research and development expenses increased 45.7% and 54.8%, respectively, in comparison to the comparable periods in 1996. These increases were due to increased efforts and expenditures for additional personnel resulting directly from the increase in activities attributable to the strategic alliance with SmithKline, and to costs incurred in the conducting of clinical trials.

      General and administrative expenses increased 23.5% in the third quarter of 1997 and 35.6% in the first nine months of 1997 in comparison to the comparable periods in 1996. The increases were attributable primarily to the fees incurred in connection with overseas patent application filings, such fees being reimbursable to the Company pursuant to the provisions of the strategic alliance with SmithKline, and to increases in legal fees and public relations activities. These increases were offset in part by the decrease resulting from the nonrecurring bonuses awarded to executive officers in the second quarter of 1996.

      The increase in interest income for the first nine months of 1997 reflects the improved cash position of the Company in comparison to the comparable period in 1996.

      In February 1997, the Company paid off the remaining balance of the obligation arising from the sale/leaseback agreement, thereby eliminating the related future interest payments.

LIQUIDITY AND CAPITAL RESOURCES

      In connection with the Company's entry into the strategic alliance with SmithKline, in 1996 the Company received $3,000,000 from the sale to SmithKline of a 26.25% equity interest in MCHV, and $2,400,000, representing the first year's funding for research and development of human bacterial vaccines. In addition, the Company is reimbursed by SmithKline on an ongoing basis for expenses that it incurs in connection with the agreed upon production of lots of vaccines for clinical trials, the conduct of agreed upon clinical trials, and the agreed upon prosecution and maintenance of the Company's patents and patent applications.

      As a result of exercises and following a notice of redemption by the Company, all of the Company's outstanding Class B warrants were exercised in 1996, resulting in gross proceeds of $5,072,000. Fees associated with the exercise of the warrants were approximately $211,000.

      MCHV continues to assess to which human bacterial vaccine research projects resources will be allocated. The Company anticipates that its research and development expenses related to human bacterial vaccines will continue to be substantial for the foreseeable future and anticipates that substantial funding will be provided through the strategic alliance with SmithKline. The Company also plans to utilize a portion of its available resources to pursue other research and development activities with the goal of researching therapeutics and evaluating non-human vaccine applications. To totally fund these research and development activities and general and administrative expenses, the Company will be required to rely on its current assets and future financings.

      For 1997, the Company currently anticipates that it will increase its total personnel by a minimum of five from a 1996 year end total of 20.

      As a development stage company, the Company's operating activities have been limited primarily to research and development involving its proprietary technologies, and accordingly, have generated limited revenues.
The Company is scheduled to receive a total of $2,600,000 in 1997 in research and development payments from SmithKline covering the period March 1, 1997 to February 28, 1998, of which $1,950,000 has been received through September 30, 1997. Additionally, the costs incurred by the Company associated with the conduct of a Phase II clinical trial for Campylobacter jejuni and a Phase I clinical trial for Helicobacter pylori, the production of vaccine lots, and the prosecution of the Company's patents and patent applications are reimbursable by SmithKline. SmithKline's first option to increase its ownership in MCHV, at a cost of $1,000,000, expired on October 1, 1997. Research currently being performed by the Company under a Phase II Small Business Innovation Research grant from The National Institutes of Health pertaining to the Company's vaccine for Chlamydia trachomatis, is anticipated to generate approximately $370,000 in payments in 1997. The Company is also scheduled to receive a milestone payment from Pasteur Merieux Connaught of $150,000 in 1997.

      In order to fully fund its operations over the longer term, the Company will continue to seek additional financing. The Company has no lines of credit. In seeking additional funding, the Company continues to examine a range of possible transactions, including: additional strategic alliances; the exercise of the unit purchase option issued to the Placement Agent in connection with the 1995 private placement; possible increases in research and development funding by SmithKline; the exercise by SmithKline of its second option to increase its equity in MCHV at a cost of $1,000,000; and the exercise by SmithKline of its warrant to the extent that it becomes exercisable. In the case of the unit purchase option, it is anticipated that exercises will only occur when the market price of the common stock sustains a level such that their exercise is economically justified. Additional public offerings and private placements, and the filing of additional applications for Small Business Innovation Research grants are also possible sources of funds. However, there is no assurance that additional funds will be available from these or any other sources or, if available, as to the terms on which such funds can be obtained.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained herein that are not historical facts may be forward-looking statements that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by the Company. These factors include, but are not limited to: (i) Company's ability to successfully complete product research and development, including preclinical and clinical studies and commercialization; (ii) the Company's ability to obtain required governmental approvals; (iii) the Company's ability to attract and/or maintain manufacturing, sales, distribution and marketing partners; and (iv) the Company's ability to develop and commercialize its products before its competitors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

 Exhibit
 No.                               Description
 -------                           -----------
  10.5     Employment Agreement dated as of October 1, 1997 by and between the Company and Theresa M. Smith

  11.1     Statement Re: Computation of Per Share Loss - Three Months Ended
           September 30, 1996 and 1997

  11.2     Statement Re: Computation of Per Share Income (Loss) - Nine Months
           Ended September 30, 1996 and 1997

  27.1     Financial Data Schedule


REPORTS ON FORM 8-K

None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   ANTEX BIOLOGICS INC.
                                        ---------------------------------------
                                                       (Registrant)

Date: November 6, 1997                    /s/V. M. ESPOSITO
                                        ---------------------------------------
                                        V. M. Esposito, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

Date: November 6, 1997                    /s/GREGORY C. ZAKARIAN
                                        ---------------------------------------
                                        Gregory C. Zakarian, Vice President,
                                        and Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)