Form 10KSB40
period 1997-12-31
ANTEX BIOLOGICS INC
filed 1998-03-19
CIK 893692

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                 FORM 10-KSB
(Mark One)


(X)      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended DECEMBER 31, 1997

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transaction period from ______________ to ___________________
                                Commission file number  0-20988

                              ANTEX BIOLOGICS INC.
                 (Name of small business issuer in its charter)


           DELAWARE                                          52-1563899
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

300 PROFESSIONAL DRIVE, GAITHERSBURG, MARYLAND                 20879
   (Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number (301) 590-0129

      Securities registered under Section 12(b) of the Exchange Act:  NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

         Issuer's revenues for the fiscal year ended December 31, 1997 were $4,755,712.

         As of FEBRUARY 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the Issuer based upon the average bid and asked prices of such stock on that date was $28,313,661.

         At FEBRUARY 27, 1998, there were 22,480,304 shares of Common Stock of the Issuer outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE
         Information with respect to Directors and Officers, Executive Compensation, and Security Ownership of Certain Beneficial Owners and Management will be contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format         Yes (  )    No (X)

                               TABLE OF CONTENTS



Item                                                                       Page
----                                                                       ----
                                    PART I

1.    Description of Business                                                4
2.    Description of Property                                               18
3.    Legal Proceedings                                                     18
4.    Submission of Matters to a Vote of Security Holders                   18

                                   PART II

5.    Market for Common Equity and Related Stockholder Matters              19
6.    Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              20
7.    Financial Statements                                                  24
8.    Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                43

                                   PART III

9.    Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                  43
10.   Executive Compensation                                                43
11.   Security Ownership of Certain Beneficial Owners and
         Management                                                         43
12.   Certain Relationships and Related Transactions                        43

                                   PART IV

13.   Exhibits and Reports on Form 8-K                                      43

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, the statements under "Item 1. Description of Business" and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding industry prospects and the Company's results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management's current expectations and are inherently uncertain. A number of important factors including those discussed below under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. These factors include, but are not limited to: (i) the Company's ability to successfully complete product research and development, including preclinical and clinical studies and commercialization; (ii) the Company's ability to obtain required governmental approvals; (iii) the Company's ability to attract and/or maintain manufacturing, sales, distribution and marketing partners; and (iv) the Company's ability to develop and commercialize its products before its competitors. Investors are warned that actual results may differ from management's expectations.

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS


                            DEVELOPMENT OF BUSINESS

      Antex Biologics Inc. ("Antex" or the "Company") is a biopharmaceutical company committed to improving human health by developing new products to prevent and treat infectious diseases and related disorders. The Company concentrates its efforts in the discovery and research of technologies for the development of products for mucosal infections. The Company's focus has been the development of vaccines for respiratory, gastrointestinal and urogenital bacterial diseases. At its inception in August 1991, the Company was focused on researching a proprietary platform ART (TM) (Adhesin-Receptor Technology) for vaccine development. In 1993, the Company broadened its technology base by developing its second platform technology called NST (TM) (Nutriment Signal Transduction). The combination of these two platform technologies provides the tools and reagents to develop new products to prevent, treat and diagnose infectious diseases and their related disorders.


                                    BUSINESS

TECHNOLOGY OVERVIEW

      General

      Proteins and nucleic acids, two groups of naturally occurring molecules, and their respective roles in the development and treatment of diseases, have been the subject of numerous studies by the scientific community. The roles of complex carbohydrates and lipids in disease causation and prevention, on the other hand, were largely ignored in the past because of the chemical complexity of these molecules and the difficulty of analyzing them. Their roles in biological functions such as infection, inflammation and other disease processes are now being evaluated more frequently. Advances in molecular biology, bacterial physiology and analytical techniques have enabled scientists to characterize and begin to elucidate the roles of these bioactive molecules in the infectious disease process.

      Complex carbohydrates are associated with mammalian cells in several forms and have been shown to serve as receptors on cell surfaces to which viruses, bacteria and toxins (collectively, "microbes") can adhere, thereby causing infection or disease in the host. Lipids have a variety of functions within the body. Certain types of lipids are reservoirs of nutritional energy; others function in cell-cell adhesion and in communication with other cells; and some make up the architecture of the plasma membranes of individual cells of the body. These particular cell membrane lipids were once thought to function only to maintain the shape and integrity of cells and to serve as a barrier between extracellular and intracellular environments. However, discoveries by the Company's scientists and collaborators have revealed that certain lipids (i.e., glycolipids and phospholipids) overlaying certain cells in the body may play a major role in the pathogenesis of infection by serving as receptors and nutrients for growth of bacteria.

      Adhesin-Receptor Technology

      Generally, the first step in the process of microbial infection is the attachment of microbes to the surface of host cells through a binding process known as adhesion. The Company has developed a proprietary platform technology, ART, to study the precise molecular events that underlie microbial adhesion to host cell receptors. Much like a lock and key, adhesins (the "key"), which are surface proteins on the outer membrane or cell wall of microbes recognize only particular molecular conformations and bind to specific, complementary receptors (the "lock") on the host cell surface. Using ART, the Company has identified host cell receptors and their corresponding microbial adhesins for a number of microbes. The Company believes that certain microbial adhesins may be critical elements in providing a microbe access to the host cell by attaching to the corresponding protein, carbohydrate or lipid receptor, thereby facilitating the colonization (i.e., growth) and subsequent infection of the microbes.

      One means of preventing disease and death from infectious microbes has been immunization by vaccination. Immunization is the act of inducing immunity by active or passive means. Antigens are substances of foreign agents, such as microbes, which signal to the immune system the presence of those particular agents. Once the human immune system identifies these foreign agents (antigens), it produces an immune response through a substance called antibodies, specific proteins that recognize and react with the particular antigen. The presence of the particular antigen on the cell surface of the microbe elicits the corresponding antibody to bind to those cells but not to others. These antibodies are generally effective in neutralizing microbes. Therefore, exposure to the antigen in the form of a vaccine containing the antigen can stimulate the immune system to produce antibodies, thereby inducing immunity against a disease. This process is referred to as "active immunization." However, in some cases, the immune system on its own may not produce the antibodies in sufficient quantity to eliminate the undesirable agents or may not have been stimulated prior to the infection. In such instances, it may then be possible to provide immunity by injecting antibodies directly (rather than inducing their production) that have been produced in another host, either naturally or through vaccination. This process is referred to as "passive immunization."

      One of the most difficult problems inherent in vaccine development is that microbes of the same species often exhibit strain-to-strain diversity with respect to the types of antigens on their surfaces. With such diversity in the composition of microbes of the same species, the effect of some vaccines targeted to a single strain of the microbe may be limited. The Company believes its proprietary ART may aid in circumventing the problems posed by strain diversity and antigen variations within strains. The Company has discovered that some adhesins that occur on the outer membrane or cell wall of certain species of microbes are the same throughout various strains within a given species. In effect, the adhesions are "conserved". Based on data from animal models, the Company believes that the development of human vaccines aimed at stimulating the production of antibodies against these highly conserved proteins (adhesins) should be effective in providing immunity to a wide variety of strains of a given species.

      The first step in the process of developing adhesin vaccines is to identify the host cell receptor and its molecular structure. To date, the Company's scientists have identified the molecular structure of host cell receptors for more than 60 genera of microbes or microbial toxins. Once the receptor is identified, the Company then uses it as a probe to identify and purify the corresponding adhesin for further analysis and vaccine development. Monoclonal or polyclonal antibodies and DNA probes can be used to identify the gene responsible for the adhesin. Sufficient quantities of the protein can be produced for preclinical and clinical testing either by isolating the "native" protein from the original microbe or by producing a "recombinant" protein in another microbe from a genetic clone of the protein.

      Nutriment Signal Transduction

      Microbes require a specific environment and nutrients to survive and reproduce. Not only does the mucosal surface, where more than ninety (90) percent of infections start, serve as a barrier to infection, but it can serve as an environment for bacteria to survive and grow using substances found in the mucus as a nutriment source. NST is the regulation of cell growth through the stimulation or suppression of cellular activities by substances or conditions that nourish/promote or inhibit growth. For upregulation, the application of NST includes the use of physiologically logical signals to permit growth and stimulate the production of clinically relevant microbial antigens. These physiological signals are the growth components and other conditions in the body, such as temperature and oxygen content, used by the microbes to grow. By identifying these growth components and conditions, Antex can duplicate in the laboratory the specific environment found in the body
(host).

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

      ENTERIC DISORDERS

      Peptic Ulcers and Stomach Cancers

      Discovered in 1983, Helicobacter ("H.") pylori is now recognized as the predominant cause of ulcers. Scientists estimate that this spiral-shaped bacterium leads to 90 percent of duodenal ulcers and 80 percent of gastric ulcers. This organism is present in all parts of the world. The prevalence of infection increases with age, with greater than 90 percent of people by age 20 in developing countries and 50-60 percent of people over 60 in developed countries infected with this bacteria. The CDC estimates that two-thirds of the world's population is infected with H. pylori, including about 25 million Americans. More recently, this bacteria has been associated with stomach cancer. No single agent therapy has been found to wipe out this infection, and antibiotic resistance is increasing.

      The Company is engaged in ongoing efforts aimed at developing a vaccine for H. pylori. Using NST technology, the Company has produced H. pylori bacteria that are antigenically enhanced when compared to conventionally grown
H. pylori. These cells have been inactivated (killed) and combined with a proprietary mucosal adjuvant for use as a vaccine. A clinical trial is in progress under a U.S. Food and Drug Administration ("FDA") Investigational New Drug Application ("IND") to assess the safety and immunogenicity of this H. pylori vaccine preparation. This randomized double-blinded Phase I clinical trial is being conducted in volunteers with and without subclinical gastric infection. Preclinical models indicate that the vaccine has both prophylactic and therapeutic applications.

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

      These potential vaccine products for use in humans have been licensed to SmithKline (See "Strategy for Commercial Development.") through a joint venture, MicroCarb Human Vaccines Inc. ("MCHV"), for further development and possible commercialization. The Company may enter into other collaborations regarding these and other potential products for uses other than as human vaccines. (See "Strategy for Commercial Development.")

      Diarrheal and Contaminated Food and Water Disorders

      Currently, in the U.S. the leading cause of contaminated food-borne illness, including severe diarrhea and gastritis, is Campylobacter jejuni ("Campylobacter"). The Centers for Disease Control and Prevention ("CDC") reports that four million Campylobacter infections occur in the U.S. each year. International public health officials estimate that Campylobacter annually causes 400 to 500 million cases of diarrhea worldwide. Seemingly mild, diarrheal diseases are responsible for 200 to 800 deaths a year in the U.S. and more in other countries. Using NST technology, the Company has produced Campylobacter bacteria that are antigenically enhanced compared to conventionally grown Campylobacter.

      In 1994, the Company entered into a Cooperative Research and Development Agreement ("CRADA") with the United States Navy to clinically test the Company's vaccine to prevent diarrhea caused by enteropathogenic Campylobacter (See "Strategy for Commercial Development."). Two successful Phase I clinical trials have been completed and a Phase II trial is ongoing. The first trial completed was a Phase I clinical study which demonstrated the safety and immunogenicity of the inactivated Campylobacter whole cell vaccine preparation. The second Phase I clinical study demonstrated the safety and immunogenicity of a vaccine preparation consisting of the inactivated Campylobacter whole cells in combination with a mucosal adjuvant.

      Shigella is another leading cause of diarrheal disease worldwide with over 1 billion cases reported worldwide. Infection is most common in children 1 to 4 years old. There is no vaccine available. NST is being used to produce antigenically enhanced Shigella. A Shigella vaccine is in preclinical testing that may provide efficacy against this diarrheal disease.

      These potential vaccine products for use in humans have been licensed to SmithKline through MCHV for further development and possible commercialization. The Company may enter into other collaborations regarding these and other potential products for uses other than as human vaccines. See "Strategy for Commercial Development."


      RESPIRATORY DISEASES

      Otitis Media

      Middle ear infections, known as otitis media, are the most frequent reason children visit doctors, and the most common cause of hearing loss in children. Eighty percent of all children will have at least one episode of otitis media and over $2 billion is spent annually for the care of otitis media in the U.S. Otitis media is caused primarily by bacterial infections. Two of these bacteria are Haemophilus influenzae (nontypeable) and Moraxella ("M.") catarrhalis. The current treatment of choice for otitis media is antibiotic therapy. However, because of the increase in the incidence of antibiotic resistant strains of these bacteria and the costs associated with the treatment of this disease, the Company believes that an otitis media vaccine would be a preferable alternative for addressing this disease.

      The Pittsburgh Otitis Media Research Center estimates that H. influenzae nontypeable is present in over 25% of otitis media infections. The Company has identified an adhesin, Hin47, of H. influenzae and has successfully cloned the gene for production of the recombinant adhesin. This adhesin is extremely conserved in H. influenzae. The recombinant form of the adhesin has been shown in animal studies to elicit an immune response.

      In December 1994, the Company entered into a license agreement with Pasteur Merieux Connaught ("PMC"), a wholly-owned subsidiary of Rhone Poulenc Rorer, under which the Company granted to PMC an exclusive license to develop, manufacture and sell one or more vaccines based on the Company's proprietary H. influenzae Hin47 protein. See "Strategy for Commercial Development". The Company continues to collaborate with PMC in evaluation of this technology and has received the first and second milestone payments according to the agreement.

      In addition, the Company continues to identify other novel proteins from
H. influenzae using both NST and ART technologies. The Company has also identified novel outer membrane proteins from Moraxella catarrhalis, another primary cause of otitis media. The Company is producing two proprietary outer membrane proteins for potential subunit vaccines, which are at the preclinical development stage.

      The H. influenzae Hin47 vaccine preparation for use in humans, in the territory of Asia Pacific, and the M. catarrhalis vaccine preparations for use in humans have been licensed to SmithKline through MCHV for further development and possible commercialization. The Company may enter into other collaborations regarding the Moraxella catarrhalis proteins and other potential products for uses other than as human vaccines. See "Strategy for Commercial Development."

      Pneumonia and Meningitis

      Pneumonia is the fifth leading cause of death in the U.S., with approximately 2.5 million cases occurring in the U.S. annually. H. influenzae nontypeable and M. catarrhalis are causative agents for acute pneumonia in adults, particularly the elderly. The Company believes that the technology utilized to develop vaccines for H. influenzae nontypeable and M. catarrhalis described in "Respiratory Diseases - Otitis Media" above may have application against acute pneumonia.

      Bacterial meningitis is a rapidly evolving upper respiratory tract infection where onset of early symptoms is very fast (0 to 4 days) and complications can be serious, including brain damage and a high incidence of death (greater than 15% even with antibiotic therapy). Three of the most common infectious agents include H. influenzae (Type B and nontypeable), M. catarrhalis and Neisseria ("N.") meningitidis. N. meningitidis is a respiratory pathogen that causes invasive meningococcal infections primarily in children younger than 5 years of age and travelers to countries recognized to have epidemic disease. The only vaccine currently available is one comprising bacterial capsular polysaccharides which have been shown to cross-react with neural cells, potentially causing severe side effects. The Company is using both ART and NST to identify novel adhesins or other surface proteins to develop a subunit vaccine that may avoid the drawbacks of the vaccine currently being used.

      These potential vaccine products for use in humans have been licensed to SmithKline through MCHV for further development and possible commercialization. The Company may enter into other collaborations regarding these and other potential products for uses other than as human vaccines. See "Strategy for Commercial Development."


      UROGENITAL DISEASES

      In the U.S., almost 12 million cases of sexually transmitted urogenital diseases occur annually. By age 21, approximately 1 out of every 5 young people has required treatment for a sexually transmitted disease. The most prevalent sexually transmitted diseases in the world are caused by a bacteria called Chlamydia ("C.") trachomatis. Millions of people suffer from cervicitis, pelvic inflammatory disease, sterility, ectopic pregnancies and symptomatic urethritis caused by C. trachomatis. In the U.S. during 1995, 477,638 new cases were reported to the CDC, more than any other infectious disease. The CDC estimates there are more than 3.5 million additional cases undiagnosed and unreported in the U.S. each year.

      Globally, the World Health Organization ("WHO") estimates 89 million new cases of urogenital diseases caused by C. trachomatis emerge each year. Because C. trachomatis also causes trachoma, the world's most common form of preventable blindness, the WHO estimates Chlamydia is responsible for at least 15 percent of the world's blindness.

      The Company believes that through its proprietary ART it is possible that an effective anti-Chlamydial vaccine could be developed. The Company has identified and purified an outer membrane protein from C. trachomatis and is completing the cloning of the protein's gene. The Company is conducting preclinical animal testing.

      In August 1996, based on the successful completion of a Phase I Small Business Innovation Research grant ("SBIR"), the Company was awarded a $600,000 Phase II SBIR from the National Institutes of Health ("NIH") to further develop this antigen as a potential subunit vaccine. This potential vaccine product for use in humans has been licensed to SmithKline through MCHV for further development and possible commercialization. The Company may enter into other collaborations regarding these and other potential products for uses other than as human vaccines. See "Strategy for Commercial Development."


PRODUCTION FACILITY

      The Company established a contract for the services of a FDA-approved pilot plant. This facility initially has been used for the production of the Company's Campylobacter and H. pylori whole cell vaccines for clinical trial purposes and for the Company's M. catarrhalis subunit vaccine. The pilot plant was established and operates in compliance with the FDA's Good Manufacturing Practices. See "Government Regulation." The Company anticipates that it will produce pilot and clinical trial lots of its other proposed vaccines in this pilot facility.


STRATEGY FOR COMMERCIAL DEVELOPMENT

      All of the Company's proposed products are in research, preclinical or clinical development. The Campylobacter vaccine is currently in a Phase II clinical trial, with two Phase I clinical trials successfully completed. A vaccine for H. pylori is currently in a Phase I clinical trial. All vaccine products will require substantial additional research and development, preclinical testing, clinical trials and/or regulatory approvals from the appropriate governmental agencies prior to commercialization. See "Government Regulation." The process from research to marketing could require significant expenditures over a number of years.

      In December 1994, the Company entered into a technology license agreement with PMC, whereby the Company granted an exclusive license to develop, produce and market any product using the Company's H. influenzae nontypeable Hin47 protein in all countries other than those in the Asia-Pacific region. Under the license agreement, PMC must use commercially reasonable efforts to develop a marketable product. However, at its option and for good cause, PMC may cease development upon 6 months' prior written notice to the Company and upon payment of all amounts due to the Company through the termination date, at which time the licensed technology reverts to the Company. The Company earned a license fee of $250,000 in 1994. The Company is entitled to milestone payments based on the licensee's performance or the passage of time and earned the first milestone payment of $150,000 in December 1995 and the second milestone payment of $150,000 in December 1997. Additionally, upon commercialization, the licensee is obligated to pay a minimum annual royalty to the Company on sales of any product incorporating the Company's technology. The licensee completed a Phase IA clinical trial in adults in the first quarter of 1997 and commenced a Phase IB clinical trial in children in the third quarter of 1997 to determine the safety and immunogenicity of the vaccine.

      On May 7, 1996, the Company executed definitive agreements with SmithKline Beecham Corporation and SmithKline Beecham Biologicals Manufacturing s.a. ("SmithKline"), effective March 1, 1996, which established MCHV, to develop and commercialize human bacterial vaccines utilizing the Company's proprietary technologies. The agreements provide for the following: a payment of $3,000,000 to the Company in connection with SmithKline's acquisition of a 26.25% equity interest in MCHV; payments totalling $2,400,000 and $2,600,000 to the Company to fund research and development for the first year and second year, with SmithKline having the option to fund future years; two separate options granted to SmithKline expiring October 1, 1997 and 1998, respectively, to acquire from the Company additional equity interests in MCHV; an exchange option granted by the Company to SmithKline enabling SmithKline to convert its equity interest in MCHV for up to 4,793,685 shares of the Company's common stock, under specified conditions; and a warrant granted by the Company to SmithKline enabling SmithKline to acquire up to 7,682,637 shares of the Company's common stock, under specified conditions, and only to the extent that certain options and warrants previously granted and outstanding as of the date of the establishment of the strategic alliance are exercised. The agreements also provide for SmithKline to make milestone payments and pay royalties to MCHV; and for SmithKline to reimburse the Company for expenses the Company incurs for agreed upon production lots of vaccines for clinical trials, the conduct of agreed upon clinical trials, and the agreed upon prosecution and maintenance of the Company's patents and patent applications. As further stipulated in the agreements, SmithKline will be responsible for conducting additional clinical trials, manufacturing, and sales and distribution. On October 1, 1997, SmithKline's first option to acquire from the Company an additional equity interest in MCHV expired unexercised. SmithKline has committed to fund research and development for the third fiscal year, ending February 28, 1999, in the amount of approximately $3,000,000. Effective November 1, 1997, in accordance with the provisions of the SmithKline warrant, the maximum number of warrants exercisable was reduced to 5,761,978.

      In August 1994, the Company entered into a CRADA with the United States Navy, whereby the Company granted Government Purpose License Rights to its Campylobacter vaccine technology. In exchange for the rights granted, the United States Navy agreed to conduct and fund the costs involved in Phase I, II and III clinical trials for the vaccine, subject to the availability of required funds. Two Phase I trials have been successfully completed and a Phase II trial is ongoing. The Company retained all commercial rights to develop, produce and market any product involving its proprietary Campylobacter technology. Either party may terminate the CRADA upon thirty days written notice.

      In October 1992, the Company entered into a license agreement with Galagen Inc., pursuant to which Galagen paid the Company a license fee for the exclusive rights to use Company technology, including certain vaccines, to make, have made and sell non-parenteral passive immunity antibodies and to use the Company's carbohydrate receptor technology for certain therapeutic purposes. Under the license, Galagen also has exclusive rights to use the Company's carbohydrate receptor technology for certain purposes relating to the diagnosis and treatment of cancer. Galagen is obligated to pay royalties on sales of certain products derived from such technology. Galagen Inc., and other entities to which it may sublicense certain of the technologies pursuant to this agreement, may be competitors of the Company in that they may be targeting the same infectious disease states as the Company through alternative methods of treatment.

      The Company may continue to grant licenses to certain of its proprietary technologies, reagents, and vaccine products other than for use in humans, in exchange for license fees and/or royalty payments. The Company anticipates seeking such arrangements with respect to technologies that it is unwilling or unable to pursue on its own. In addition, the Company may seek license arrangements when appropriate for the use of its technology for therapeutic products.

GOVERNMENT REGULATION

      The production and marketing of the Company's products and its research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, vaccines, drugs and certain diagnostic products are subject to FDA review of safety and efficacy. The Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of such products. Noncompliance with applicable requirements can result in criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, refusal of the government to approve Product License Applications ("PLAs") or refusal to allow the Company to enter into supply contracts. The FDA also has the authority to revoke product licenses and establishment licenses previously granted.

      In order to obtain FDA approval to market a new biological or pharmaceutical product, the Company or its licensees must submit proof of safety, purity, potency and efficacy, which will require the Company or its licensees to conduct extensive laboratory, preclinical and clinical tests.
This testing, as well as preparation and processing of necessary applications, are expensive, time-consuming and often take several years to complete. There is no assurance that the FDA will act favorably in making such reviews. The Company or its licensees may encounter significant difficulties or costs in their efforts to obtain FDA approvals which could delay or preclude the Company or its licensees from marketing any products that it may develop. The FDA may also require postmarketing testing and surveillance to monitor the effects of marketed products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if problems occur following initial marketing, such as, compliance with regulatory standards is not maintained. With respect to patented products or technologies, delays imposed by governmental marketing approval processes may materially reduce the period during which the Company or its licensees will have the exclusive right to exploit patented products or technologies. See "Patents and Other Rights." Refusals or delays in the regulatory process in one country may make it more difficult and time consuming for the Company or its licensees to obtain marketing approvals in other countries.

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

      In certain instances in which a treatment for a rare disease or condition is concerned, the manufacturer may request the FDA to grant the drug product Orphan Drug status for a particular use. In this event, the developer of the drug may request grants from the government to defray the costs of certain expenses related to the clinical testing of such drug and be entitled to marketing exclusivity and certain tax credits. The Company or its licensees may seek Orphan Drug designation in the future for proposed products. If these products are the first such products approved, the Company or its licensees may be entitled to seven year marketing exclusivity for these products once regulatory approval has been obtained. The seven year period of exclusivity applies only to the particular drug for the rare disease or condition for which the FDA has designated the product an Orphan Drug. Therefore, another manufacturer could obtain approval of the same drug for an indication other than the Company's or could seek Orphan Drug status for a different drug for the same indication.

      Sales of biological and pharmaceutical products and medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product or a device by a comparable regulatory authority of a foreign country must generally be obtained prior to the commencement of marketing in that country.

      The Company is also subject to regulation by the Occupational Safety and Health Administration ("OSHA") and the Environmental Protection Agency ("EPA") and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. The Company believes that it is in compliance with regulations regarding the disposal of its biological, radioactive and chemical waste. The Company voluntarily complies with NIH guidelines regarding research involving recombinant DNA molecules. Such guidelines, among other things, restrict or prohibit certain recombinant DNA experiments and establish levels of biological and physical containment that must be met for various types of research.

      The Company, either alone or in conjunction with its collaborators, have filed INDs for Campylobacter and H. pylori vaccines. The applications were accepted by the FDA. The Company has entered into, and anticipates that it may in the future enter into, joint ventures, licensing or similar collaborative arrangements with one or more companies that will assume the costs and responsibility for clinical testing and for FDA and comparable foreign regulatory approval of any product which the Company may have in development. See "Strategy for Commercial Development." To the extent that the Company is unable to enter into such arrangements or to raise additional capital, it may not have the resources to complete the regulatory approval process for such products.

PATENTS AND OTHER RIGHTS

      The Company has forty-four allowed or issued U.S. and international patents. Currently there are ten pending patent applications in the United States, with corresponding international patent applications. Two of the issued patents and one of the U.S. patent applications, and the corresponding foreign patent applications, are co-owned with other entities. The majority of the patent applications relate to the Company's ART and NST. Collectively, the applications include composition claims for enhanced bacteria, receptors and their corresponding adhesins or toxins, method of use claims for the use of these compositions, for vaccines and for other antimicrobial products.

      The Company holds licenses for exclusive rights to patents and related technologies covering VeroTest(R) and certain H. pylori products. The Company has made initial payments to the licensors and is obligated to timely pay certain royalties or these licenses may be converted to non-exclusive licenses. In addition, royalty payments must be made if the Company markets products or services incorporating the licensed technologies.

      There can be no assurance that the Company's pending patent applications will result in issued patents, that any of its issued patents will afford protection against a competitor, or that any patents issued or licensed to the Company could not be challenged, invalidated or circumvented by others. Further, the patent position worldwide of biotechnology firms generally is highly uncertain, involving complex legal and factual questions. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months or even years, the Company cannot be certain that others have not filed patent applications directed toward inventions covered by its pending patent applications or that it was the first to file patent applications on such inventions. There can also be no assurance that any application of the Company's technologies will not infringe patents or proprietary rights of others or that licenses that might be required for the Company's processes or products would be available on reasonable terms. Furthermore, there can be no assurance that challenges will not be instituted against the validity or enforceability of any patent owned or licensed by the Company or, if instituted, that such challenges will not be successful or that the Company will have the financial resources to defend against any such challenge. The extent to which the Company or its licensees may be required to obtain licenses under other proprietary rights, the cost and the availability of such licenses are unknown.

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

      The Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in U.S. and foreign patent laws. In addition, foreign patents, if obtained, may not provide the level of protection provided by domestic patents.

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

      The Company requires each of its employees, consultants, and advisors to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with the Company. The employee agreements generally provide that all inventions conceived by the individual and all confidential or proprietary technology, including information and materials, developed or made known to the individual during the term of the relationship shall be the exclusive property of the Company and shall be kept confidential and not disclosed to third parties except under specified circumstances. The term of ownership of inventions by consultants and advisors varies depending primarily upon the policies of the academic and other institutions with which the consultants and advisors are associated. The Company has entered into non-disclosure agreements which are intended to protect its confidential information delivered to third parties for research or other purposes. There can be no assurance that these agreements will provide meaningful protection of the Company's confidential or proprietary technology in the case of unauthorized use or disclosure. Even if others do not gain unauthorized access to the Company's confidential or proprietary technology, there can be no assurance that others will not independently develop substantially equivalent proprietary technology. In addition, to the extent that strategic partners or consultants apply technological information developed independently by them or others to Company projects or apply Company technology to other projects, disputes may arise as to the ownership of proprietary rights to such technology.


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

      To the extent the Company has exclusively licensed to other parties applications of the technology to address potential alternatives for treatment of certain infectious diseases, such alternatives are no longer available to the Company, thereby impacting the Company's ability to compete in the market for certain therapies for infectious diseases.

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

EMPLOYEES

      At December 31, 1997, the Company had 30 full-time employees and contract personnel, of which twenty-six were in research and development. Of these personnel, fifteen hold Ph.D. degrees. None of the employees is represented by a labor union. The Company considers its employee relations to be good.


ITEM 2.       DESCRIPTION OF PROPERTY

      The Company leases approximately 15,000 square feet of office and laboratory space in Gaithersburg, Maryland, pursuant to a lease expiring in January 1999. The lease provides for current annual rent of approximately $265,000, with specified annual increases. In addition, the lease provides for excess utility usage and administrative services of approximately $111,000 per year. The physical plant is fully equipped as a state-of-the-art biotechnology research facility. The Company is currently in negotiations to extend its lease and to increase its total space to approximately 25,000 square feet. The Company believes that these expanded facilities will be sufficient for the Company's planned activities for at least the next twelve months, with the exception of the need for a small animal facility and pilot plant. The Company currently contracts for these services from existing facilities and intends to continue to do so through the expiration of the current lease.


ITEM 3.       LEGAL PROCEEDINGS

      None


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                    PART II


ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


PRICE RANGE OF COMMON STOCK

      The common stock, par value $.01, of the Company ("Common Stock") traded on the Nasdaq Small-Cap Market until January 11, 1995 at which time it was deleted. The Common Stock currently is quoted on the OTC Bulletin Board under its symbol ANTX. The range of high and low closing bid prices for the Common Stock for the years ended December 31, 1996 and 1997 as reported by Nasdaq is presented below. Such quotations reflect interdealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

                                               High              Low
                                               ----              ---
              1996
              ----

      1st Quarter                                23/32            1/4
      2nd Quarter                              1-15/16          11/32
      3rd Quarter                              1-7/16           13/16
      4th Quarter                              1-1/16           17/32

              1997
              ----

      1st Quarter                              1                17/32
      2nd Quarter                              13/16            17/32
      3rd Quarter                              1-1/4             9/16
      4th Quarter                              1-19/32          23/32

      As of February 27, 1998, there were approximately 150 holders of record of the Common Stock.


DIVIDEND POLICY

      The Company has not paid dividends on its Common Stock and does not anticipate that any cash dividends will be paid in the foreseeable future.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION

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


RESULTS OF OPERATIONS

      Revenues for 1997 totalled $4,755,712 consisting of human bacterial vaccine research and development support of $2,820,612 and reimbursable expenses incurred of $1,275,726 pursuant to the strategic alliance with SmithKline, $509,374 from Small Business Innovation Research grants, and a $150,000 milestone payment from Pasteur Merieux Connaught.

      Revenues for 1996 totalled $3,827,111 consisting of $1,669,752 from the sale of the equity interest in the joint venture to SmithKline, human bacterial vaccine research and development support of $1,655,802, reimbursable expenses incurred of $241,649, a milestone payment to MCHV of $150,000, and grant revenue of $109,908.

      Research and development expenses in 1997 increased 79.2% to $3,859,116 in comparison to $2,154,047 in 1996 due to increased efforts and expenditures for additional personnel resulting directly from the increase in activities attributable to the strategic alliance with SmithKline, and to the production of vaccine materials and the costs incurred in the conducting of clinical trials.

      General and administrative expenses in 1997 increased 31.3% to $1,643,189 in comparison to $1,251,556 in 1996. The increase was attributable primarily to the fees incurred in connection with overseas patent application filings, such fees being reimbursable to the Company pursuant to the provisions of the strategic alliance with SmithKline, and to increases in legal fees and public relations activities. These increases were offset in part by the decrease in bonuses awarded to executive officers in 1997.

      The increase in interest income for 1997 of $85,074 reflects the improved cash position of the Company in comparison to 1996.

      In February 1997, the Company paid off the remaining balance of the obligation arising from the sale/leaseback agreement, thereby eliminating the related future interest payments.


LIQUIDITY AND CAPITAL RESOURCES

      In connection with the Company's strategic alliance with SmithKline, the Company received $2,600,000 of funding for research and development of human bacterial vaccines in 1997. In addition, the Company is reimbursed by SmithKline on an ongoing basis for expenses that the Company incurs in connection with the agreed upon production of vaccine material for clinical trials, the conduct of agreed upon clinical trials, and the agreed upon prosecution and maintenance of the Company's patents and patent applications.

      MCHV continues to assess to which human bacterial vaccine research projects resources will be allocated. The Company anticipates that its research and development expenses related to human bacterial vaccines will continue to be substantial for the foreseeable future and anticipates that substantial funding will be provided through the strategic alliance with SmithKline. The Company also plans to utilize a portion of its available resources to pursue other research and development activities in the field of therapeutics. To fund these research and development activities and general and administrative expenses, the Company will be required to rely on its current assets and future financings.

      For 1998, the Company currently anticipates that it will increase its total employees and contract personnel by approximately three from a 1997 year end total of 30.

      As a development stage company, the Company's operating activities have been limited primarily to research and development involving its proprietary technologies, and accordingly, have generated limited revenues. The Company is scheduled to receive approximately $3,000,000 in 1998 in research and development payments from SmithKline covering the period March 1, 1998 to February 28, 1999. Additionally, the costs incurred by the Company associated with the conduct of an ongoing Phase I clinical trial for Helicobacter pylori and agreed upon clinical trials for Campylobacter jejuni, the agreed upon production of vaccine material, and the agreed upon prosecution of the Company's patents and patent applications are reimbursable by SmithKline. SmithKline's second option to increase its ownership in MCHV, at a cost of $1,000,000, expires on October 1, 1998. Research currently being performed by the Company under a Phase II Small Business Innovation Research grant from The National Institutes of Health pertaining to the Company's vaccine for Chlamydia trachomatis, and which expires in 1998, is anticipated to generate approximately $160,000 in payments. The Company is also scheduled to receive a milestone payment from Pasteur Merieux Connaught of $500,000 in December 1998.

      With respect to the Company's negotiations to extend its facility lease and expand its existing space, financing for the expansion and any related renovations would be provided by the landlord. It is anticipated that any funds required in excess of the amount provided by the landlord will be obtained through equipment financing and/or by utilizing the current assets of the Company.

      In order to fully fund its operations over the longer term, the Company will continue to seek additional financing. The Company has no lines of credit. In seeking additional funding, the Company continues to examine a range of possible transactions, including: additional strategic alliances; the exercise of the unit purchase option issued to the Placement Agent in connection with the 1995 private placement; possible increases in research and development funding by SmithKline; and the exercise by SmithKline of its warrant to the extent that it becomes exercisable. Additional public offerings and private placements, and the filing of additional applications for Small Business Innovation Research grants are also possible sources of funds. However, there is no assurance that additional funds will be available from these or any other sources or, if available, that the terms on which such funds can be obtained will be acceptable to the Company.


ENVIRONMENTAL MATTERS

      The Company has been identified as one of approximately 800 potentially responsible parties by the United States Environmental Protection Agency ("EPA") for a site cleanup in Denver, Colorado, where the Company sent hazardous materials for disposal. Under the provisions of a proposed settlement developed by independent mediators, the Company's share of the total cleanup costs has been calculated to be less than $6,500.


NEW ACCOUNTING STANDARDS

      The Financial Accounting Standards Board has issued two new standards which become effective for reporting periods beginning after December 15, 1997. Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. The Company will begin making the additional disclosures required by SFAS 130 in the first quarter of 1998. SFAS 131, Disclosures about Segments of an Enterprise and Related Information, requires financial and descriptive information with respect to "operating segments" of an entity based on the way management disaggregates the entity for making internal operating decisions. The Company will begin making the disclosures required by SFAS 131 with financial statements for the year ending December 31, 1998.

YEAR 2000 DISCLOSURE

      The Company has analyzed its computer systems and related applications to assess the expected impact of the Year 2000 date recognition issue on these systems and applications. Management does not anticipate that the costs associated with the Year 2000 issue will have a material adverse affect on the financial condition or results of operations of the Company.

ITEM 7.  FINANCIAL STATEMENTS


                   Index to Consolidated Financial Statements

                              Antex Biologics Inc.




Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25

Consolidated Balance Sheets as of December 31, 1996 and 1997  . . . . . . . . . . . . . . . . . . . . . .   26

Consolidated Statements of Operations for the years ended
  December 31, 1996 and 1997 and the period August 3, 1991
  (inception) to December 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27

Consolidated Statements of Stockholders' Equity (Deficit) for the period
  August 3, 1991 (inception) to December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . .  28-29

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996 and 1997 and the period August 3, 1991
  (inception) to December 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30-31

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32-42

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Antex Biologics Inc.

   We have audited the accompanying consolidated balance sheets of Antex Biologics Inc. and its subsidiary (a development stage enterprise) as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period January 1, 1993 to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Company for the period from August 3, 1991 (inception) to December 31, 1992. The financial statements for the period August 3, 1991 (inception) to December 31, 1992 were audited by other auditors, whose report, dated February 28, 1993, expressed an unqualified opinion on those statements.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Antex Biologics Inc. and its subsidiary as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for the years then ended and for the period January 1, 1993 to December 31, 1997 in conformity with generally accepted accounting principles.





                                                        Coopers & Lybrand L.L.P.

McLean, Virginia
February 27, 1998

                              Antex Biologics Inc.
                        (a development stage enterprise)

                          CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31
                                                                     1996                1997
                                                                     ----                ----
 ASSETS
 Current assets:
   Cash and cash equivalents                                     $ 6,918,836          $5,697,156
   Restricted cash                                                   300,000                   -
   Accounts and other receivables                                     95,668             712,906
   Prepaid expenses and deposits                                     247,717             272,917
                                                                  ----------           ---------
 Total current assets                                              7,562,221           6,682,979
 Property and equipment, net                                         537,113             446,861
 Prepaid expenses                                                    151,667                   -
 Deferred compensation trust                                         191,189             229,405
                                                                   ---------           ---------
                                                                  $8,442,190          $7,359,245
                                                                   =========           =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable and accrued expenses                          $  272,119          $  531,345
   Deferred research and development revenue                         744,198             554,152
   Deferred gain on sale and leaseback                               349,857                   -
   Obligation under capitalized lease                                451,412                   -
                                                                   ---------         -----------
 Total current liabilities                                         1,817,586           1,085,497
 Deferred gain on equipment                                                -             106,983
 Deferred compensation                                               191,189             229,405
 Excess of fair value over cost of net assets acquired, net
    of accumulated amortization of $152,944 and $181,180             129,409             101,173
 Other                                                                45,219              19,647

 Commitments and contingencies

 Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares
    authorized; none outstanding                                           -                   -
   Common stock, $.01 par value; 95,000,000 shares
    authorized; 22,479,679 and 22,480,304 shares
    issued and outstanding                                           224,797             224,803
   Additional paid-in capital                                     17,752,416          17,752,839
   Deficit accumulated during the development stage              (11,718,426)        (12,161,102)
                                                                  ----------          ----------
 Total stockholders' equity                                        6,258,787           5,816,540
                                                                  ----------          ----------
                                                                  $8,442,190          $7,359,245
                                                                  ==========          ==========



The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     YEAR ENDED
                                                                     DECEMBER 31                        AUGUST 3, 1991
                                                                ---------------------                     (INCEPTION)
                                                                                                              TO
                                                             1996                    1997              DECEMBER 31, 1997
                                                             ----                    ----              -----------------
  Revenues                                                $3,827,111             $ 4,755,712               $ 9,454,898
                                                          ----------             -----------               -----------

  Expenses:
     Research and development                              2,154,047               3,859,116                13,258,751
     General and administrative                            1,251,556               1,643,189                 8,598,058
                                                           ---------               ---------                 ---------
  Total expenses                                           3,405,603               5,502,305                21,856,809
                                                           ---------               ---------                ----------

  Income (loss) from operations                              421,508                (746,593)              (12,401,911)

  Other income (expense):
     Interest income                                         228,966                 314,040                   949,166
     Interest expense                                       (115,039)                (10,123)                 (708,357)
                                                          -----------             -----------              -----------

  Net income (loss)                                     $    535,435              $ (442,676)             $(12,161,102)
                                                        ============              ===========             ============

  Earnings (loss) per share:
     Basic                                                     $0.03                  $(0.02)
                                                               =====                  =======
     Diluted                                                   $0.02                  $(0.02)
                                                               =====                  =======

  Weighted average shares
     outstanding:
     Basic                                                16,745,540              22,188,172
                                                          ==========              ==========
     Diluted                                              26,100,006              22,188,172
                                                          ==========              ==========





The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

         For the Period August 3, 1991 (inception) to December 31, 1997



Initial capitalization ($.20 per share) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


Balance at December 31, 1991  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


Sale of common stock for cash, January 1992 ($4.61 per share) . . . . . . . . . . . . . . . . . . . . . . .
Sale of common stock for cash, February 1992 ($6.90 per share)  . . . . . . . . . . . . . . . . . . . . . .
Issuance of common stock for services, March 1992 to July 1992 ($2.00 per share)  . . . . . . . . . . . . .
Conversion of notes payable into preferred stock, September 1992 ($4.48 per share)  . . . . . . . . . . . .
Sale of preferred stock for cash, September 1992 ($4.48 per share)  . . . . . . . . . . . . . . . . . . . .
Issuance of preferred stock upon exercise of warrants, September 1992
   ($1.92 per share)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Issuance of common stock for cash ($1.00 per share) and services ($1.00
   per share), October 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Conversion of preferred stock into common stock, December 1992  . . . . . . . . . . . . . . . . . . . . . .
Sale of common stock and warrants for cash, December 1992 ($4.84 per unit,
   net of offering costs of $1,396,893 or $1.16 per unit)   . . . . . . . . . . . . . . . . . . . . . . . .
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


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


Balance at December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Sale of common stock and warrants for cash, March and April 1995 ($39,972 per unit, net of offering costs of $706,971 or $10,028 per unit)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Required registration of common stock and warrants, October 1995 ($1,525 per unit)  . . . . . . . . . . . .
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


Balance at December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


The accompanying notes are an integral part of these financial statements.

                                                                                       DEFICIT
         PREFERRED STOCK                  COMMON STOCK                                ACCUMULATED
--------------------------------------------------------------     ADDITIONAL         DURING THE
                                                                    PAID-IN           DEVELOPMENT
     SHARES        PAR VALUE          SHARES        PAR VALUE       CAPITAL              STAGE                   TOTAL
---------------------------------------------------------------------------------------------------------------------------
          -        $     -           390,830        $  3,908        $  74,093         $          -           $   78,001
          -              -                 -               -                -             (941,145)            (941,145)
---------------------------------------------------------------------------------------------------------------------------

          -              -           390,830           3,908           74,093             (941,145)            (863,144)


          -              -            43,430             435          199,565                    -              200,000
          -              -           115,801           1,158          798,842                    -              800,000
          -              -                 -               -          383,014                    -              383,014
    113,700          1,137                 -               -          507,972                    -              509,109
     89,328            893                 -               -          399,296                    -              400,189

     46,900            469                 -               -           89,531                    -               90,000

          -              -            75,000             750          149,250                    -              150,000
   (249,928)        (2,499)          249,928           2,499                -                    -                    -

          -              -         1,200,000          12,000        5,791,227                    -            5,803,227
          -              -                 -               -                -           (2,415,723)          (2,415,723)

---------------------------------------------------------------------------------------------------------------------------

          -              -         2,074,989          20,750        8,392,790           (3,356,868)           5,056,672


          -              -           180,000           1,800          946,477                    -              948,277
          -              -                 -               -           64,011                    -               64,011
          -              -                 -               -                -           (2,725,902)          (2,725,902)

---------------------------------------------------------------------------------------------------------------------------

          -              -         2,254,989          22,550        9,403,278           (6,082,770)           3,343,058
          -              -                 -               -                -           (3,040,032)          (3,040,032)

---------------------------------------------------------------------------------------------------------------------------

          -              -         2,254,989          22,550        9,403,278           (9,122,802)             303,026


          -              -        10,071,630         100,716        2,717,314                     -           2,818,030
          -              -                 -               -         (107,530)                    -            (107,530)
          -              -                 -               -                -           (3,131,059)          (3,131,059)

---------------------------------------------------------------------------------------------------------------------------

          -              -        12,326,619         123,266       12,013,062          (12,253,861)            (117,533)

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


Balance at December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Issuance of common stock upon excise of stock options, October 1997 . . . . . . . . . . . . . . . . . . . .
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


Balance at December 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .




The accompanying notes are an integral part of these financial statements.

                                                                                     DEFICIT
      PREFERRED STOCK                  COMMON STOCK                                ACCUMULATED
------------------------------------------------------------     ADDITIONAL         DURING THE
                                                                  PAID-IN           DEVELOPMENT
   SHARES      PAR VALUE        SHARES         PAR VALUE          CAPITAL             STAGE                TOTAL
--------------------------------------------------------------------------------------------------------------------
      -        $     -                 -     $         -      $   979,166         $          -           $  979,166

      -              -        10,153,060         101,531        4,760,188                    -            4,861,719
      -              -                 -               -                -              535,435              535,435
--------------------------------------------------------------------------------------------------------------------

      -              -        22,479,679         224,797       17,752,416          (11,718,426)           6,258,787

      -              -               625               6              423                    -                  429
      -              -                 -               -                -             (442,676)            (442,676)
--------------------------------------------------------------------------------------------------------------------

      -        $     -        22,480,304        $224,803      $17,752,839         $(12,161,102)          $5,816,540

====================================================================================================================

                              Antex Biologics Inc.
                        (a development stage enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                         YEAR ENDED
                                                                         DECEMBER 31                   AUGUST 3, 1991
                                                                   ----------------------                (INCEPTION)
                                                                                                             TO
                                                                   1996               1997            DECEMBER 31, 1997
                                                                   ----               ----            -----------------
 OPERATING ACTIVITIES
 Net income (loss)                                             $ 535,435           $ (442,676)           $(12,161,102)
 Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:

    Depreciation and amortization of
       property and equipment, net of
       amortization of deferred gain on
       sale/leaseback and equipment                               47,334               80,688                 196,865
    Amortization of deferred credits                             (51,183)             (53,807)               (341,960)
    Expense recorded on issuance of
      common stock and vesting of options                              -                    -                 531,134

    Changes in operating assets
       and liabilities:
       Accounts and other receivables                             48,798             (617,238)               (712,906)
       Prepaid expenses and deposits                            (216,001)             126,467                (156,675)
       Accounts payable and accrued
           expenses                                               73,607              259,226                  98,765
       Deferred research and development                         744,198             (220,612)                523,586
       Deferred option payment                                  (250,000)                   -                       -
       Due from affiliate                                              -                    -                 420,448
                                                              -----------          -----------           -------------
 Net cash provided by (used in)
    operating activities                                         932,188             (867,952)            (11,601,845)
                                                              -----------          -----------           -------------

 INVESTING ACTIVITIES
 Purchase of property and equipment                             (156,499)            (202,745)               (506,178)
 Decrease in restricted cash                                           -              300,000                       -
                                                              -----------          -----------           -------------
 Net cash provided by (used in)
    investing activities                                        (156,499)              97,255                (506,178)
                                                              -----------          -----------           -------------



    The accompanying notes are an integral part of these financial statements.
                                                                     (Continued)

                              Antex Biologics Inc.
                        (a development stage enterprise)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                      YEAR ENDED
                                                                      DECEMBER 31                     AUGUST 3, 1991
                                                                -----------------------                 (INCEPTION)
                                                                                                            TO
                                                                1996               1997              DECEMBER 31, 1997
                                                                ----               ----              -----------------
FINANCING ACTIVITIES
Net proceeds from sales of common stock
     and warrants and the exchange option                    $  979,166          $        -              $11,516,170
Net proceeds from exercise of warrants
     and stock options                                        4,861,719                 429                4,862,148
Proceeds from sale and leaseback
     agreement                                                        -                   -                2,164,792
Principal repayments on sale and
     leaseback agreement                                       (601,689)           (451,412)              (2,164,792)
Proceeds from issuance of notes payable                               -                   -                  500,000
Proceeds from sale of preferred stock                                 -                   -                  400,189
Proceeds from exercise of warrants                                    -                   -                   90,000
                                                             ----------          ----------               ----------
Net cash provided by (used in)
   financing activities                                       5,239,196            (450,983)              17,368,507
                                                             ----------          -----------              ----------
Net increase (decrease) in cash and
   cash equivalents                                           6,014,885          (1,221,680)               5,260,484

Cash and cash equivalents at
   beginning of period                                          903,951           6,918,836                  436,672
                                                             ----------          ----------               ----------
Cash and cash equivalents at
   end of period                                             $6,918,836          $5,697,156               $5,697,156
                                                             ==========          ==========               ==========

Supplemental cash flows disclosures:

   Notes payable and accrued interest
      converted to preferred stock                           $        -          $        -               $  509,109
                                                             ==========          ==========               ==========
   Sale and leaseback of property and
      equipment                                              $        -          $        -               $2,099,175
                                                             ==========          ==========               ==========
   Capitalized equipment                                     $        -          $  152,832               $  152,832
                                                             ==========          ==========               ==========
   Deferred compensation                                     $   29,739          $   38,216               $  229,405
                                                             ==========          ==========               ==========
   Interest paid                                             $  115,039          $   10,123               $  699,248
                                                             ==========          ==========               ==========


  The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements

1.    BUSINESS

      Antex Biologics Inc. (the "Company") is a biopharmaceutical company committed to improving health by developing new products to prevent and treat infectious diseases and related disorders. With respect to its human bacterial vaccine research and development, the Company currently has a strategic alliance with SmithKline Beecham and technology license agreements with Pasteur Merieux Connaught and the United States Navy.

      Since inception, the Company's revenues have been generated solely in support of its research and development activities and as of December 31, 1997, the Company's research and products are not sufficiently developed to enable the Company to generate sufficient revenues on an ongoing basis. As a result, the Company is considered to be in the development stage.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

      The financial statements include the accounts of Antex Biologics Inc. and its 73.75% owned subsidiary, MicroCarb Human Vaccines Inc., incorporated in April 1996. All intercompany transactions have been eliminated.

CASH EQUIVALENTS

      The Company considers all short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash in a money market fund with a major bank. This fund invests in securities of the U.S. Government. The Company has not had any losses on its cash equivalents.

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

EXCESS OF FAIR VALUE OVER COST OF NET ASSETS ACQUIRED

      The excess of fair value over cost of net assets acquired resulting from the acquisition of the Company on August 3, 1991 is being amortized over a period of ten years, using the straight-line method, and is included in general and administrative costs on the statements of

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements


operations. The amounts of $28,236, $28,236, and $181,180 have been reflected as contra-expenses for the years ended December 31, 1996 and 1997, and for the period August 3, 1991 (inception) to December 31, 1997, respectively.

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

INCOME TAXES

      Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

EARNINGS PER SHARE

      In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period. The Company did not have any dilutive potential common shares during the year ended December 31, 1997. Net income (loss) as reported is available to common shareholders and was not adjusted for the computation of basic or diluted earnings per share. Earnings per share for the year ended December 31, 1996 has been restated to conform to SFAS 128.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements



      The following table reconciles the weighted average number of common shares outstanding during each year for basic earnings per share with the comparable amount for diluted earnings per share.

                                                    1996            1997
                                                 ----------      -----------
      Weighted average shares outstanding        17,037,203      22,479,835
      Escrowed shares                              (291,663)       (291,663)
                                                 -----------     -----------
      Weighted average shares outstanding -
            basic                                16,745,540      22,188,172
      Dilutive potential common shares            9,354,466               -
                                                 ----------      ----------
      Weighted average shares outstanding -
            diluted                              26,100,006      22,188,172
                                                 ==========      ==========


NEW ACCOUNTING STANDARDS

      The Financial Accounting Standards Board has issued two new standards which become effective for reporting periods beginning after December 15, 1997. SFAS 130, Reporting Comprehensive Income, requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. The Company will begin making the additional disclosures required by SFAS 130 in the first quarter of 1998. SFAS 131, Disclosures about Segments of an Enterprise and Related Information, requires financial and descriptive information with respect to "operating segments" of an entity based on the way management disaggregates the entity for making internal operating decisions. The Company will begin making the disclosures required by SFAS 131 with financial statements for the year ending December 31, 1998.

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


3.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements



                                                             DECEMBER 31
                                                        1996              1997
                                                     ----------       -----------
    Research and development equipment              $ 1,996,028       $ 2,319,304
    Office equipment                                     88,737            93,709
    Leasehold improvements                              317,843           320,772
    Construction in progress                                  -            24,400
                                                     ----------       -----------
                                                      2,402,608         2,758,185
    Accumulated amortization and depreciation        (1,865,495)       (2,311,324)
                                                     -----------      ------------
                                                     $  537,113       $   446,861
                                                     ==========       ===========

      In August 1993, the Company entered into a $2,164,792 sale and leaseback agreement covering substantially all of the Company's then existing research and development equipment, furniture and fixtures, and leasehold improvements. Effective February 28, 1997, the Company prepaid the remaining outstanding principal balance and reacquired the related assets for $1.


4.    INCOME TAXES

      Significant components of the net deferred tax asset are as follows:

                                                              DECEMBER 31
                                                      1996                  1997
                                                      ----                  ----
     Deferred tax assets:
       Net operating loss carryforwards
          generated                               $ 4,424,400           $ 4,589,700
       Research and development tax credit
          carryforwards                               226,100               226,100
       Other deferred tax assets                      482,200               431,400
                                                   ----------             ---------
                                                    5,132,700             5,247,200
     Valuation allowance                           (5,132,700)           (5,247,200)
                                                   ----------            ----------
     Net deferred tax asset                       $         -           $         -
                                                   ==========            ==========


      Management has provided a full valuation allowance against total deferred tax assets as of the balance sheet dates because the Company's ability to generate sufficient future taxable income is uncertain.

      As of December 31, 1997, the Company had net operating loss carryforwards of approximately $11,884,000 for federal and state tax reporting purposes which will expire in years 2006

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements


to 2012. Due to certain changes in ownership, the Company's ability to utilize tax net operating loss carryforwards arising prior to April 1995 is limited.


5.    COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATION

       The Company leases research facilities and office space pursuant to a noncancelable operating lease expiring in January 1999. The lease provides for fees for excess utility usage and administrative services and scheduled increases in rental payments. Rent expense was approximately $224,000, $232,000 and $1,350,000 for the years ended December 31, 1996 and 1997, and the period August 3, 1991 (inception) to December 31, 1997, respectively. Future minimum lease payments are as follows:

      YEAR ENDING DECEMBER 31                               AMOUNT
      -----------------------                               ------
                 1998                                     $  265,000
                 1999                                         22,000
                                                          ----------
                                                          $  287,000
                                                          ==========

      The Company is currently in negotiations to extend its lease and to increase its total space to approximately 25,000 square feet.

LICENSES

      The Company has two licenses for exclusive rights for issued and pending patent applications that are co-owned. Under both, if the Company fails to pay certain royalty levels for certain products by 1998 or 2001, as the case may be, the licensor may convert the licenses to non-exclusive licenses.

      Royalties are expensed as incurred.

ENVIRONMENTAL MATTERS

      The Company has been identified as one of approximately 800 potentially responsible parties by the United States Environmental Protection Agency ("EPA") for a site cleanup in Denver, Colorado, where the Company sent hazardous materials for disposal. Under the provisions of a proposed settlement developed by independent mediators, the Company's share of the total cleanup costs has been calculated to be less than $6,500.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements



6.    STRATEGIC ALLIANCE

      On May 7, 1996, the Company executed definitive agreements with SmithKline Beecham Corporation and SmithKline Beecham Biologicals Manufacturing s.a. ("SmithKline"), effective March 1, 1996, which established a corporate joint venture, MicroCarb Human Vaccines Inc. ("MCHV"), to develop and commercialize human bacterial vaccines utilizing the Company's proprietary technologies. The agreements provide for the following: a payment of $3,000,000 to the Company in connection with SmithKline's acquisition of a 26.25% equity interest in MCHV; payments totalling $2,400,000 and $2,600,000 to the Company to fund research and development for the first and second years, respectively, with SmithKline having the option to fund future years; two separate options granted to SmithKline expiring October 1, 1997 and 1998, respectively, to acquire from the Company additional equity interests in MCHV; an exchange option granted by the Company to SmithKline enabling SmithKline to convert its equity interest in MCHV for up to 4,793,685 shares of the Company's common stock, under specified conditions; and a warrant granted by the Company to SmithKline enabling SmithKline to acquire up to 7,682,637 shares of the Company's common stock, under specified conditions, and only to the extent that stipulated options and warrants previously granted and outstanding as of the date of the establishment of the strategic alliance are exercised. The agreements also provide for SmithKline to make milestone payments and pay royalties to MCHV; and for SmithKline to reimburse the Company for expenses the Company incurs for agreed upon production lots of vaccines for clinical trials, the conduct of agreed upon clinical trials, and agreed upon prosecution and maintenance of the Company's patents and patent applications. As further stipulated in the agreements, SmithKline will be responsible for conducting additional clinical trials, manufacturing, and sales and distribution.

      With respect to the $3,000,000 the Company received in 1996 for the equity interest purchase, $1,330,248, representing the portion applicable to the exchange option granted by the Company, has been reflected as additional paid-in capital, net of related legal fees.

      The first option to acquire an additional equity interest in MCHV expired on October 1, 1997. Effective November 1, 1997, in accordance with the provisions of the SmithKline warrant, the maximum number of warrants exercisable was reduced to 5,761,978.


7.    TECHNOLOGY LICENSE AGREEMENTS

      In December 1994, the Company entered into a technology license agreement with Pasteur Merieux Connaught , whereby the Company granted an exclusive license to develop, produce and market any product using the Company's Haemophilus influenzae nontypeable Hin47 adhesion protein in all countries other than those of the Asia-Pacific region, as defined. The Company earned a license fee in 1994 and is entitled to milestone payments based on the licensee's performance or the passage of time. Two such milestone payments have

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements


subsequently been earned. Upon commercialization, the licensee is obligated to pay a guaranteed minimum annual royalty to the Company on sales of any product incorporating the Company's technology. The licensee successfully completed a Phase IA clinical trial in 1997, and a second Phase IB clinical trial is ongoing.

      In August 1994, the Company entered into a Cooperative Research and Development Agreement ("CRADA") with the United States Navy, whereby the Company granted Government Purpose License Rights to its Campylobacter vaccine technology. In exchange for the rights granted, the United States Navy agreed to conduct and fund the costs involved in Phase I, II and III clinical trials for the vaccine, subject to the availability of required funds. The Company retained all commercial rights to develop, produce and market any product involving the Campylobacter technology. Either party may terminate the CRADA upon thirty days written notice. A Phase I clinical trial of the vaccine candidate was successfully completed in 1996. A second Phase I clinical trial of the vaccine candidate with an adjuvant was successfully completed in January 1997. A Phase II clinical trial is ongoing.


8.  CAPITAL TRANSACTIONS

INITIAL PUBLIC OFFERING

      In December 1992, the Company closed an initial public offering of 1,200,000 units at $6.00 per unit, each unit consisting of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock at $7.50 per share. In January 1993, the Company sold an additional 180,000 units at $6.00 per unit. On December 17, 1997, the warrants related to these units expired.

      In connection with the offering, the Company issued, to the investment banker who offered the units, an option to purchase up to 120,000 units at $8.40 per unit. This option expired on December 17, 1997.

PRIVATE PLACEMENT

      In April 1995, the Company completed a private placement resulting in gross proceeds to the Company of $3,525,000. Pursuant to the terms of the private placement, the Company issued 70.5 units, each unit consisting of 142,860 shares of common stock and an equal number of Class B warrants. Each Class B warrant entitled the holder thereof to purchase one share of common stock at an exercise price of $0.50 per share. The Class B warrants were exercised in their entirety in 1996 resulting in gross proceeds to the Company of approximately $5,072,000.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements


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

COMMON STOCK

      As of December 31, 1997, common stock reserved for future issuance includes the following:

      Common Stock Warrants:
          SmithKline                                    5,761,978
          Placement Agent's option                      3,524,357
      Common Stock Options:
          Stock option plans                            9,189,375
          Exchange option                               4,793,685
          Placement Agent's option                      3,524,356
                                                        ---------
      Total                                            26,793,751
                                                       ==========



9.    STOCK OPTION PLANS

1992 DIRECTORS' STOCK OPTION PLAN

      In 1992, the Company adopted the 1992 Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan, as amended, provides for the grant of options to purchase up to an aggregate of 1,700,000 shares of the Company's common stock to nonemployee directors. Under the Directors' Plan, upon initial election to the Board, a director is granted an option to purchase the number of shares of common stock equal to $20,000 ($10,000 if elected on or after the six-month anniversary of the most recent annual shareholders meeting) divided by the greater of the market price of the common stock on the date of grant or $0.50. At the time of reelection to serve or upon continuing to hold office for the following year, a director is granted an additional option to purchase the number of shares of common stock equal to $20,000 divided by the greater of the market price of the common stock on the date of the grant or $0.50. For directors who have served for at least three years, this basic annual grant is supplemented every third year by an additional grant of an option to purchase a number of shares of common stock equal to 150% of the number of shares covered by the basic grant. Vesting occurs quarterly in four equal installments over a period of one year following the date of grant. Options granted under the Directors' Plan have a term of five years.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements



1992 STOCK OPTION PLAN

      In 1992, the Company adopted the 1992 Stock Option Plan (the "Plan").
The Plan, as amended, provides for the grant of options to purchase up to an aggregate of 7,500,000 shares of the Company's common stock. The Plan provides for the issuance of incentive stock options ("ISOs") to employees and non-qualified stock options ("NQSOs") to employees and others. The exercise price of ISOs must be at least equal to the fair market value of the Company's common stock on the date of grant. Under the Plan, ISOs and NQSOs may have a term of up to ten years.

STOCK OPTIONS OUTSTANDING

      Stock options outstanding under these plans are as follows:

                                DIRECTORS' PLAN                  PLAN
                                ---------------                  ----

                                          WEIGHTED                     WEIGHTED
                                          AVERAGE                      AVERAGE
                                          EXERCISE                     EXERCISE
                             SHARES        PRICE         SHARES         PRICE
                             ------       --------       ------        --------
  December 31, 1995          45,000       $3.28         2,229,230        $1.41

  Granted                    66,300       $1.81         1,495,000        $0.50
  Expired                         -                       (14,219)       $4.44
  Exercised                       -                       (10,000)       $0.50
                            -------                     ----------

  December 31, 1996         111,300       $2.40         3,700,011        $1.03

  Granted                   101,052       $0.59           456,000        $0.84
  Expired                   (10,000)      $6.00           (22,875)       $0.68
  Exercised                       -                          (625)       $0.69
                            -------                     ----------

  December 31, 1997         202,352       $1.32         4,132,511        $1.01
                            =======                     =========

      The range of exercise prices for options outstanding as of December 31, 1997 was $0.59 to $6.00 and $0.37 to $6.00 for the Directors' Plan and the Plan, respectively. Additional information regarding options outstanding and exercisable as of December 31, 1997 is as follows:

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements


                                               WEIGHTED                       WEIGHTED
                                               AVERAGE                        AVERAGE
                               OUTSTANDING     EXERCISE      EXERCISABLE      EXERCISE
EXERCISE PRICE                    SHARES         PRICE         SHARES           PRICE
--------------                    ------       --------        ------         --------
  $0.37 to $0.56                3,050,000        $0.48        2,724,581        $0.47
  $0.59 to $0.87                  497,052        $0.74          135,338        $0.74
  $0.97 to $1.81                  398,811        $1.12          148,811        $1.36
  $2.00 to $4.00                   46,000        $2.79           43,188        $2.69
           $6.00                  343,000        $6.00          343,000        $6.00
                                 --------                      --------
                                4,334,863        $1.02        3,394,918        $1.11
                                =========                     =========


STOCK-BASED COMPENSATION DISCLOSURE

      The Company has adopted the disclosure-only provisions of SFAS 123 for its stock options plans. The Plan provides for the issuance of stock options that generally vest over a four year period and have a maximum term of ten years. The Directors' Plan provides for the issuance of stock options that vest over a one year period and have a maximum term of five years. Had compensation cost for the Company's stock option plans been determined on the fair value at the grant date for awards in 1996 and 1997, consistent with the provisions of SFAS 123, the Company's net income (loss) would have been adjusted to the pro forma amounts indicated below.

                                                          1996                     1997
                                                          ----                     ----
     Net income (loss) -- as reported                $    535,435             $  (442,676)
     SFAS 123 pro forma adjustment                     (1,029,201)               (340,892)
                                                      ------------             -----------
     Net loss -- pro forma                           $   (493,766)            $  (783,568)
                                                      ============             ===========

     Earnings (loss) per share - basic,
           as reported                                      $0.03                  $(0.02)
                                                             ====                   ======
     Earnings (loss) per share - diluted,
           as reported                                      $0.02                  $(0.02)
                                                             ====                   ======

     Earnings (loss) per share - basic
           and diluted, proforma                           $(0.03)                 $(0.04)
                                                            ======                  ======


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements



                                              1996            1997
                                              ----            ----
        Expected life (years)                 9.94           9.09
        Interest rate                         6.30%          6.86%
        Volatility                           177.6%         166.7%
        Dividend yield                           0%             0%


      The weighted average remaining contractual life of options outstanding is
9.26 years and 7.78 years for 1996 and 1997, respectively. The weighted average fair value of the options is $0.55 and $0.78 per option for 1996 and 1997, respectively. The expense related to the value ascribed to the stock options is recognized over the vesting period of one to four years.


10.   401(k) PLAN AND EXECUTIVE COMPENSATION BENEFITS

      The Company has a 401(k) Plan which covers all employees who have completed six months of service and are at least 21 years of age. Each eligible employee may potentially contribute up to 15% of their salary, subject to certain annual limits. The Company does not match employee contributions.

      As part of a deferred compensation plan adopted in 1993, the Company has established a "Rabbi Trust". The Trust holds the assets of the deferred compensation plan; which could be available to creditors in the event of a liquidation. Accordingly, an asset and a corresponding liability have been recorded for financial reporting purposes resulting from $125,000 of compensation deferred by an officer and capital appreciation thereon.

      In 1993, the Company entered into Split Dollar Agreements with two officers whereby the Company pays the premiums on split dollar life insurance policies held by these individuals. Under the terms of the agreements, the officers are required to reimburse the Company for these premiums. However, since it is possible that the Company may waive this reimbursement, no asset for the premiums has been recorded. The Company paid approximately $90,800 and $88,900 in premium payments in 1996 and 1997, respectively.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

      None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Information with respect to the identification of directors and executive officers is contained under the captions "Election of Directors" and "Executive Officers" in the Company's proxy statement for the 1998 Annual Meeting of the Stockholders and is incorporated herein by reference.


ITEM 10.   EXECUTIVE COMPENSATION

      Information with respect to executive compensation is contained under the caption "Executive Compensation" in the Company's proxy statement for the 1998 Annual Meeting of the Stockholders and is incorporated herein by reference.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information with respect to the security ownership of certain beneficial owners and management is contained under the caption "Voting Securities and Principal Stockholders" in the Company's proxy statement for the 1998 Annual Meeting of the Stockholders and is incorporated herein by reference.


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

        3.3        Certificate of Amendment to Certificate of Incorporation (7)

        3.4        Certificate of Ownership and Merger Merging Virgo Biologicals Inc. Into MicroCarb Inc., dated
                   August 16, 1996 (effecting the change in the corporate name from MicroCarb Inc. to Antex
                   Biologics Inc.) (11)

        3.5        ByLaws, as amended (3)

        4.1        Form of Common Stock Certificate (3)

        4.2        Form of Redeemable Warrant Agreement (including form of specimen warrant certificate) (8)

      *10.1        Amended and Restated Stock Option Plan, as amended (10)

      *10.2        1992 Directors' Stock Option Plan, as amended (10)

      *10.3        Employment Agreement dated as of January 1, 1996 by and between the Company and V. M.
                   Esposito (9)

      *10.4        Employment Agreement dated as of May 1, 1995 by and between the Company and Gregory C.
                   Zakarian (8)

      *10.5        Employment Agreement effective as of October 1, 1997 by and between the Company and Theresa
                   M. Stevens (Smith) (12)

      *10.6        Employment agreement effective as of December 8, 1997 by and between the Company and Larry R.
                   Ellingsworth (13)

       10.7        Form of Confidentiality Agreement by and between the Company and its employees (1)

       10.8        Form of Inventions Disclosure Agreement by and between the Company and its employees (1)

       10.9        Form of Non-disclosure and Invention Assignment Agreement by and between the Company and its employees (1)

      10.10        Patent License Agreement dated as of May 15, 1992 by and between the Company and HSC Research and Development Limited Partnership (1)

      10.11        Patent License Agreement dated as of May 15, 1992 by and between the Company and HSC Research and Development Limited Partnership (1)

      10.12        Patent and Technology License Agreement dated as of November 21, 1990 by and between BioCarb
                   Inc. and HSC Research Development Corporation (1)

      10.13        Form of Technology License Agreement dated as of October 26, 1992 by and between the Company and GalaGen Inc. (1)

      10.14        Lease dated January 13, 1989 by and between Crown Pointe Center Venture and BioCarb Inc. with
                   Assignment of Lease dated September 13, 1990 (1)

      10.15        Stock Purchase Agreement dated as of July 17, 1991 by and between BioCarb AB and Howard C.
                   Krivan, Ph.D. (2)

      10.16        Form of Unit Purchase Option with Underwriter (3)

      10.17        Sale and Leaseback Agreement dated as of August 13, 1993 by and between the Registrant and
                   Aberlyn Capital Management Limited Partnership for a total of $2,164,792 (4)

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

        23.1        Consent of Coopers & Lybrand L.L.P. (13)

        27.1        Financial Data Schedule (13)

      * Management plan or compensatory plan or arrangement

--------------------------------------------------------------------------------
(1)        Incorporated by reference to an exhibit to the Company's
           Registration Statement on Form S-1 (Reg No. 33-53774) filed on October 27, 1992.

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

(7) Incorporated by reference to an exhibit to Form 10-QSB for the quarter ended March 31, 1997 filed on May 14, 1997.

(8) Incorporated by reference to an exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 33-96168) filed on August 24, 1995.

(9) Incorporated by reference to an exhibit to Form 10-QSB for the quarter ended March 31, 1996 filed on May 20, 1996.

(10) Incorporated by reference to an exhibit to Form S-8 (Registration No. 333-32377) filed on July 30, 1997.

(11) Incorporated by reference to an exhibit to Form 8-K filed on September 9, 1996.

(12) Incorporated by reference to an exhibit to Form 10-QSB for the quarter ended September 30, 1997 filed on November 6, 1997.

(13)       Filed herewith.

--------------------------------------------------------------------------------


REPORTS ON FORM 8-K

      None

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             ANTEX BIOLOGICS INC.

 Date:  March 19, 1998      By:    /s/V.M. Esposito
                                 ----------------------------------------------
                                 V.M. Esposito, President and Chief Executive
                                 Officer
                                 (Principal Executive Officer)


 Date:  March 19, 1998      By:    /s/Gregory C. Zakarian
                                 ----------------------------------------------
                                 Gregory C. Zakarian, Treasurer and Chief
                                 Financial Officer
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)



      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Date:  March 19, 1998      By:    /s/V.M. Esposito
                                 ----------------------------------------------
                                 V. M. Esposito, Director


 Date:  March 19, 1998      By:    /s/Charles J. Coulter
                                 ----------------------------------------------
                                 Charles J. Coulter, Director


 Date:  March 19, 1998      By:    /s/Bruce E. Elmblad
                                 ----------------------------------------------
                                 Bruce E. Elmblad, Director


 Date:  March 19, 1998      By:    /s/Donald G. Stark
                                 ----------------------------------------------
                                 Donald G. Stark, Director

                                 EXHIBIT INDEX

  Exhibit
  No.              Description
  -------          ------------
  10.6             Employment agreement effective as of December 8, 1997 by and between the Company and Larry R. Ellingsworth

  23.1             Consent of Coopers & Lybrand L.L.P.