Form 10QSB
period 1998-03-31
ANTEX BIOLOGICS INC
filed 1998-05-12
CIK 893692

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period           to
                                  ---------     ----------
         Commission file number      0-20988
                               ---------------------------

                              ANTEX BIOLOGICS INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                  Delaware                                                   52-1563899
------------------------------------------------         ---------------------------------------------------
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

22,480,304 shares of Antex Biologics Inc. common stock, $.01 par value, were outstanding as of April 30, 1998.

Transitional Small Business Disclosure Format (check one):

Yes              No  X
    -----          -----

                              ANTEX BIOLOGICS INC.

                                  FORM 10-QSB

                          QUARTER ENDED MARCH 31, 1998

                                     INDEX


Part I.  Financial Information                                                                                      Page No.
                                                                                                                    --------
    Item 1.  Financial Statements

             Consolidated Balance Sheets at December 31, 1997 and
             March 31, 1998 (Unaudited)                                                                                    3

             Consolidated Statements of Operations (Unaudited) for the
             three months ended March 31, 1997 and 1998 and the period
             August 3, 1991 (inception) to March 31, 1998                                                                  4

             Consolidated Statements of Cash Flows (Unaudited) for the
             three months ended March 31, 1997 and 1998 and
             the period August 3, 1991 (inception) to March 31, 1998                                                     5-6

             Notes to Consolidated Financial Statements                                                                  7-9

    Item 2.  Management's Discussion and Analysis of Financial Condition                                                9-12
             and Results of Operations

Part II.     Other Information

    Item 6.  Exhibits and Reports on Form 8-K                                                                             12


Signatures                                                                                                                13

Exhibit

                              Antex Biologics Inc.
                        (a development stage enterprise)

                          CONSOLIDATED BALANCE SHEETS


                                                                                  DECEMBER 31,              MARCH 31,
                                                                                     1997                    1998
                                                                                     ----                    ----
ASSETS                                                                                                  (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                      $ 5,697,156              $ 5,439,216
  Accounts and other receivables                                                     712,906                  528,855
  Prepaid expenses and deposits                                                      272,917                  160,409
                                                                                  ----------                ---------
Total current assets                                                               6,682,979                6,128,480
Property and equipment, net                                                          446,861                  508,586
Deferred compensation trust                                                          229,405                  229,405
                                                                                   ---------                ---------
                                                                                 $ 7,359,245              $ 6,866,471
                                                                                 ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                          $   531,345              $   400,685
  Deferred research and development revenue                                          554,152                  474,141
                                                                                    --------                  -------
Total current liabilities                                                          1,085,497                  874,826
Deferred gain on equipment                                                           106,983                   99,342
Deferred compensation                                                                229,405                  229,405
Excess of fair value over cost of net assets acquired, net of
  accumulated amortization of $181,180 and $188,239                                  101,173                   94,114
Other                                                                                 19,647                   13,254

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
   authorized; none outstanding                                                            -                        -
  Common stock, $.01 par value; 95,000,000 shares
   authorized; 22,480,304 shares issued and
   outstanding                                                                       224,803                  224,803
  Additional paid-in capital                                                      17,752,839               17,752,839
  Deficit accumulated during the development stage                               (12,161,102)             (12,422,112)
                                                                                  ----------               ----------
Total stockholders' equity                                                         5,816,540                5,555,530
                                                                                  ----------                ---------
                                                                                 $ 7,359,245              $ 6,866,471
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

                              Antex Biologics Inc.
                        (a development stage enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS                           AUGUST 3, 1991
                                                               ENDED MARCH 31                           (INCEPTION)
                                                               --------------                                TO
                                                        1997                      1998                 MARCH 31, 1998
                                                        ----                      ----                 --------------
Revenues                                               $ 1,296,848             $ 1,079,495              $ 10,534,393
                                                       -----------             -----------              ------------

Expenses:
   Research and development                                975,613               1,043,918                14,302,669
   General and administrative                              583,700                 364,626                 8,962,684
                                                        ----------               ---------                 ---------
Total expenses                                           1,559,313               1,408,544                23,265,353
                                                        ----------               ---------                ----------

Loss from operations                                      (262,465)               (329,049)              (12,730,960)

Other income (expense):
   Interest income                                          86,331                  68,039                 1,017,205
   Interest expense                                        (10,123)                      -                  (708,357)
                                                       ------------              ---------               -----------

Net loss                                               $  (186,257)            $  (261,010)             $(12,422,112)
                                                       ============            ============             ============

Net loss per share, basic and
   diluted                                                   $(.01)                  $(.01)
                                                             ======                  ======

Weighted average shares
   outstanding, basic and diluted                       22,188,016              22,188,641
                                                        ==========              ==========





The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    THREE MONTHS                     AUGUST 3, 1991
                                                                    ENDED MARCH 31                    (INCEPTION)
                                                               ----------------------                     TO
                                                                  1997            1998              MARCH 31, 1998
                                                                  ----            ----              ---------------
OPERATING ACTIVITIES
Net loss                                                   $   (186,257)         $  (261,010)           $(12,422,112)
Adjustments to reconcile net
   loss to net cash used in
   operating activities:

   Depreciation and amortization of
      property and equipment, net of
      amortization of deferred gain on
      sale/leaseback and equipment                               23,615               23,035                 219,900
   Amortization of deferred credits                             (13,452)             (13,452)               (355,412)
   Expense recorded on issuance of
     common stock and vesting of options                              -                    -                 531,134

   Changes in operating assets
      and liabilities:
      Accounts and other receivables                           (455,607)             184,051                (528,855)
      Prepaid expenses and deposits                             (48,076)             112,508                 (44,167)
      Accounts payable and accrued
          expenses                                              108,072             (130,660)                (31,895)
      Deferred research and development                          43,316              (80,011)                443,575
      Due from affiliate                                              -                    -                 420,448
                                                             -----------          -----------             -----------

Net cash used in operating activities                          (528,389)            (165,539)            (11,767,384)
                                                               ---------            ---------            ------------

INVESTING ACTIVITIES
Purchase of property and equipment                               (2,477)             (92,401)               (598,579)
Decrease in restricted cash                                     300,000                    -                       -
                                                              ---------           -----------             ----------
Net cash provided by (used in) investing
activities                                                      297,523              (92,401)               (598,579)
                                                               --------             ---------               ---------





The accompanying notes are an integral part of these financial statements. (Continued)

                              Antex Biologics Inc.
                        (a development stage enterprise)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                                    THREE MONTHS                     AUGUST 3, 1991
                                                                    ENDED MARCH 31                    (INCEPTION)
                                                               ----------------------                     TO
                                                                 1997             1998              MARCH 31, 1998
                                                                 ----             ----            ----------------
FINANCING ACTIVITIES
Net proceeds from sales of common stock
   and warrants and the exchange option
                                                         $            -      $            -              $11,606,170
Net proceeds from exercise of
   warrants and stock options                                         -                   -                4,862,148
Proceeds from sale and leaseback
   agreement                                                          -                   -                2,164,792
Principal repayments on sale and
   leaseback agreement                                         (451,412)                  -               (2,164,792)
Proceeds from issuance of notes payable                               -                   -                  500,000
Proceeds from sale of preferred stock                                 -                   -                  400,189
                                                         --------------      --------------                ---------
Net cash provided by (used in)
   financing activities                                        (451,412)                  -               17,368,507
                                                         ---------------     --------------               ----------

Net increase (decrease) in cash and
   cash equivalents                                            (682,278)           (257,940)               5,002,544

Cash and cash equivalents at
   beginning of period                                        6,918,836           5,697,156                  436,672
                                                         --------------      --------------               ----------

Cash and cash equivalents at
   end of period                                         $    6,236,558      $    5,439,216              $ 5,439,216
                                                         ==============      ==============              ===========

SUPPLEMENTAL CASH FLOWS DISCLOSURES:

   Notes payable and accrued interest
      converted to preferred stock                       $            -      $            -              $   509,109
                                                         ==============      ==============              ===========
   Sale and leaseback of property and
      equipment                                          $            -      $            -              $ 2,099,175
                                                         ==============      ==============              ===========
   Capitalized equipment                                 $            -      $            -              $   152,832
                                                         ==============      ==============              ===========
   Deferred compensation                                 $            -      $            -              $   229,405
                                                         ==============      ==============              ===========
   Interest paid                                         $       10,123      $            -              $   699,248
                                                         ==============      ==============              ===========





The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1998
                                  (UNAUDITED)

1.    GENERAL

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

      The Consolidated Balance Sheet as of March 31, 1998, and the Consolidated Statements of Operations for the three-month periods ended March 31, 1997 and 1998 and for the period August 3, 1991 (inception) to March 31, 1998, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1997 and 1998 and for the period August 3, 1991 (inception) to March 31, 1998 have been prepared without audit. However, such financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position of Antex Biologics Inc. and its subsidiary at March 31, 1998, and the consolidated results of their operations and their cash flows for the periods referred to above.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 1997 included in the Company's Annual Report on Form 10-KSB.

      Certain reclassifications were made to the 1997 financial statements to conform to the 1998 presentation.

      The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results anticipated for the fiscal year ending December 31, 1998.

      Since inception, the Company's revenues have been generated solely in support of its research and development activities and as of March 31, 1998, the Company's research and products are not sufficiently developed to enable the Company to generate sufficient revenues on an ongoing basis. As a result, the Company is considered to be in the development stage.

2.    STRATEGIC ALLIANCE

      Effective March 1996, the Company executed definitive agreements with SmithKline Beecham Corporation and SmithKline Beecham Biologicals Manufacturing s.a. ("SmithKline") which established a corporate joint venture, MicroCarb Human Vaccines Inc.("MCHV"), to develop and commercialize human bacterial vaccines utilizing the Company's proprietary technologies. The agreements provide for the following: a payment of $3,000,000 to the Company in connection with SmithKline's acquisition of a 26.25% equity interest in MCHV; payments totalling $2,400,000 and $2,600,000 to the Company to fund research and development for the first and second years, respectively, with SmithKline having the option to fund future years; an option granted to SmithKline, expiring October 1, 1998, to acquire from the Company an additional equity interest in MCHV; an exchange option granted by the Company to SmithKline enabling SmithKline to convert its equity interest in MCHV for up to 4,793,685 shares of the Company's common stock, under specified conditions; and a warrant granted by the Company to SmithKline currently enabling SmithKline to acquire up to 5,761,978 shares of the Company's common stock, under specified conditions, and only to the extent that stipulated options and warrants previously granted and outstanding as of the date of the establishment of the strategic alliance are exercised. The agreements also provide for SmithKline to make milestone payments and pay royalties to MCHV; and for SmithKline to reimburse the Company for expenses the Company incurs for agreed upon production of vaccine material for clinical trials, the conduct of agreed upon clinical trials, and the agreed upon prosecution and maintenance of the Company's patents and patent applications. As further stipulated in the agreements, SmithKline will be responsible for conducting additional clinical trials, manufacturing, and sales and distribution.

      Revenue related to the human bacterial vaccine research and development provided in connection with the strategic alliance has been recognized to the extent of actual expenses incurred. Amounts received but unearned have been deferred. Additional expenses that qualify as reimbursables due from SmithKline pursuant to the provisions of the agreements, have been recognized as revenue.

      For the three months ended March 31, 1998, the Company recognized revenue related to human bacterial vaccine research and development and qualifying reimbursable expenses of $970,527. For the three months ended March 31, 1997, revenue of $1,213,362 was recognized.

3.    EARNINGS PER SHARE

      In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period. The Company did not have any dilutive potential common shares during the periods ended March 31, 1997 and 1998. Earnings per share for the period ended March 31, 1997 did not require restatement to conform to SFAS 128.

4.    REVERSE STOCK SPLIT

      On March 26, 1998, the Board of Directors approved resolutions to amend the Certificate of Incorporation to effect a reverse stock split, subject to shareholder approval. If effected, the reverse stock split would be in the range of one-for-four to one-for-ten. The following table presents the pro-forma effect of the reverse stock split on loss per share for the quarters ended March 31, 1997 and 1998:

                                                                Prior to                      After
                                                          Reverse Stock Split          Reverse Stock Split
                                                          -------------------          -------------------
                                                                                       1 for 10    1 for 4
                                                                                       --------    -------
 Net loss for the quarter ended
   March 31, 1997                                               $186,257                     $186,257
 Net loss per share for the quarter ended
   March 31, 1997                                                 $.01                    $.08       $.03

 Net loss for the quarter ended
   March 31, 1998                                               $261,010                     $261,010
 Net loss per share for the quarter ended
   March 31, 1998                                                 $.01                    $.12       $.05

5.    COMPREHENSIVE INCOME

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires additional reporting requirements with respect to certain changes in assets and liabilities that previously were not to be reported as results of operations for the period. For the three month periods ended March 31, 1997 and 1998, the Company did not have any components of comprehensive income.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company commenced operations in August 1991.

      Effective March 1996, the Company executed definitive agreements with SmithKline which established MCHV to develop and commercialize human bacterial vaccines utilizing the Company's proprietary technologies (see Note 2 to the unaudited financial statements).

      The strategic alliance with SmithKline is consistent with one aspect of the Company's overall strategy which, since its inception, has been to establish strategic partnerships and to focus on researching technologies with the goal of developing new products to prevent and treat infectious diseases and related disorders. The Company is operating as a development stage enterprise.

RESULTS OF OPERATIONS

      Revenues for the first quarter of 1998 include the recognition of human bacterial vaccine research and development support of $780,010 and reimbursable expenses incurred of $190,517 pursuant to the strategic alliance with SmithKline. The Company also earned $108,968 from a Small Business Innovation Research ("SBIR") grant. Revenue for the comparable period in 1997 consisted of $606,684 of human bacterial vaccine research and development support and reimbursable expenses incurred of $606,678 in connection with the strategic alliance, and $83,486 from SBIR grants.

      Research and development expenses in the first quarter of 1998 increased to $1,043,918 in comparison to $975,613 in the first quarter of 1997. After giving effect to the nonrecurrence of clinical trial expenses incurred in the first quarter of 1997 of $165,000, research and development expenses in the first quarter of 1998 increased 28.8% over the comparable period in 1997. The increase is attributable to increased efforts and expenditures for additional personnel resulting directly from the increase in activities related to the strategic alliance with SmithKline and to the field of therapeutics.

      General and administrative expenses in the first quarter of 1998 decreased 37.5% to $364,626 in comparison to $583,700 in the comparable period in 1997. The decrease is attributable primarily to the nonrecurrence of the fees incurred in the first quarter of 1997 in connection with overseas patent application filings, such fees having been reimbursed to the Company pursuant to the provisions of the strategic alliance with SmithKline.

      The decrease in interest income in the first quarter of 1998 of $18,292 reflects the decrease in cash available for investing.

LIQUIDITY AND CAPITAL RESOURCES

      In connection with the Company's strategic alliance with SmithKline, the Company received $2,600,000 of annual funding for research and development of human bacterial vaccines in 1997. In addition, the Company is reimbursed by SmithKline for expenses that it incurs in connection with the agreed upon production of vaccine material for clinical trials, the conduct of agreed upon clinical trials, and the agreed upon prosecution and maintenance of the Company's patents and patent applications.

      During 1998, MCHV will continue to assess to which human bacterial vaccine research projects resources will be allocated. The Company anticipates that its research and development expenses related to human bacterial vaccines will continue to be substantial for the foreseeable future and anticipates that sufficient funding will be provided through the strategic alliance with SmithKline. The Company is utilizing a portion of its available resources to pursue other research and development activities in the field of therapeutics.

To fund these research and development activities and general and administrative expenses, the Company will be required to rely on its current assets and future financings.

      For 1998, the Company currently anticipates that it will increase its total employees and contract personnel by approximately three from a 1997 year end total of 30.

      As a development stage company, the Company's operating activities have been limited primarily to research and development involving its proprietary technologies, and accordingly, have generated limited revenues. The Company is scheduled to receive approximately $3,200,000 in 1998 in research and development payments from SmithKline covering the period March 1, 1998 to February 28, 1999, of which $700,000 was received in March 1998. Additionally, the costs incurred by the Company associated with the conduct of an ongoing Phase I clinical trial for Helicobacter pylori and agreed upon clinical trials for Campylobacter jejuni, the agreed upon production of vaccine material, and the prosecution of the Company's patents and patent applications are reimbursable by SmithKline. SmithKline's second option to increase its ownership in MCHV, at a cost of $1,000,000, expires on October 1, 1998. Research currently being performed by the Company under a Phase II SBIR grant from The National Institutes of Health pertaining to the Company's vaccine for Chlamydia trachomatis, which expires in 1998, is anticipated to generate approximately $160,000 in payments. The Company is also scheduled to receive a milestone payment from Pasteur Merieux Connaught of $500,000 in December 1998.

      With respect to the Company's negotiations to extend its facility lease and expand its existing space, financing for the expansion and any related renovations would be provided by the landlord. It is anticipated that any funds required in excess of the amount provided by the landlord will be obtained through equipment financing and/or by utilizing the current assets of the Company.

      In order to fully fund its operations over the longer term, the Company will continue to seek additional financing. The Company has no lines of credit. In seeking additional funding, the Company continues to examine a range of possible transactions, including: additional strategic alliances; the exercise of the unit purchase option issued to the Placement Agent in connection with the 1995 private placement; possible increases in research and development funding by SmithKline; and the exercise by SmithKline of its warrant to the extent that it becomes exercisable. Additional public offerings and private placements, and the filing of additional applications for SBIR grants are also possible sources of funds. However, there is no assurance that additional funds will be available from these or any other sources or, if available, that the terms on which such funds can be obtained will be acceptable to the Company.

NEW ACCOUNTING STANDARD

      The Financial Accounting Standards Board has issued a new standard which became effective for years beginning after December 15, 1997. Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information, requires financial and descriptive information with respect to "operating segments" of an entity based on the way management disaggregates the entity for making internal operating decisions. The Company will begin making the disclosures required by SFAS 131 with financial statements for the year ending December 31, 1998.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

 Exhibit
 No.                                                         Description
 -------                                                     -----------
  27.1     Financial Data Schedule


REPORTS ON FORM 8-K

None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              ANTEX BIOLOGICS INC.
                                  ---------------------------------------------
                                                  (Registrant)

Date: May 11, 1998               /s/V. M. Esposito
                                 ---------------------------------------------
                                 V. M. Esposito, President and
                                 Chief Executive Officer
                                 (Principal Executive Officer)

Date: May 11, 1998               /s/Gregory C. Zakarian
                                 ---------------------------------------------
                                 Gregory C. Zakarian, Vice President,
                                 and Chief Financial Officer
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)