Form 10QSB
period 1998-06-30
ANTEX BIOLOGICS INC
filed 1998-08-12
CIK 893692

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period__________ to __________

      Commission file number      0-20988
                            ---------------------------

                              ANTEX BIOLOGICS INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Delaware                                                52-1563899
-----------------------------------------------              -------------------------------------
 (State or other jurisdiction of incorporation                 (IRS Employer Identification No.)
               or organization)


                 300 Professional Drive, Gaithersburg, MD 20879
  ----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (301) 590-0129
    ------------------------------------------------------------------------
                           (Issuer's telephone number)


      --------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

  22,188,641 shares of Antex Biologics Inc. common stock, $.01 par value, were
  ----------------------------------------------------------------------------
                        outstanding as of July 31, 1998.
                        --------------------------------

Transitional Small Business Disclosure Format (check one):

Yes                     No   X
    -----                  -----

                              ANTEX BIOLOGICS INC.

                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 1998

                                      INDEX


Part I.     Financial Information                                                             Page No.
                                                                                              --------
      Item 1.     Financial Statements

                  Consolidated Balance Sheets at December 31, 1997 and
                  June 30, 1998 (Unaudited)                                                          3

                  Consolidated Statements of Operations (Unaudited) for the
                  three months ended June 30, 1997 and 1998                                          4

                  Consolidated Statements of Operations (Unaudited) for the
                  six months ended June 30, 1997 and 1998 and the period
                  August 3, 1991 (inception) to June 30, 1998                                        5

                  Consolidated Statements of Cash Flows (Unaudited) for the
                  six months ended June 30, 1997 and 1998 and
                  the period August 3, 1991 (inception) to June 30, 1998                           6-7

                  Notes to Consolidated Financial Statements                                      8-11

      Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                          11-14


Part II.    Other Information

      Item 4.     Submission of Matters to a Vote of Security Holders                               14

      Item 6.     Exhibits and Reports on Form 8-K                                                  15


Signatures                                                                                          16

Exhibits                                                                                            17

                              Antex Biologics Inc.
                        (a development stage enterprise)

                           CONSOLIDATED BALANCE SHEETS


                                                                                 DECEMBER 31,              JUNE 30,
                                                                                    1997                     1998
                                                                                    ----                     ----
ASSETS                                                                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                      $ 5,697,156              $ 5,285,311
  Accounts and other receivables                                                     712,906                  395,679
  Prepaid expenses and deposits                                                      272,917                  144,492
                                                                                  ----------                ---------
Total current assets                                                               6,682,979                5,825,482
Property and equipment, net                                                          446,861                  551,606
Deferred compensation trust                                                          229,405                  229,405
                                                                                   ---------                ---------
                                                                                 $ 7,359,245              $ 6,606,493
                                                                                 ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                          $   531,345              $   288,701
  Deferred research and development revenue                                          554,152                  553,311
                                                                                    --------                  -------
Total current liabilities                                                          1,085,497                  842,012
Deferred gain on equipment                                                           106,983                   91,700
Deferred compensation                                                                229,405                  229,405
Excess of fair value over cost of net assets acquired, net
 of accumulated amortization of $181,180 and $195,298                                101,173                   87,055
Other                                                                                 19,647                    6,861

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
   authorized; none outstanding                                                            -                        -
  Common stock, $.01 par value; 95,000,000 shares
   authorized; 22,480,304 and 22,188,641
   shares issued and outstanding                                                     224,803                  221,886
  Additional paid-in capital                                                      17,752,839               17,755,756
  Deficit accumulated during the development stage                               (12,161,102)             (12,628,182)
                                                                                  ----------               ----------
Total stockholders' equity                                                         5,816,540                5,349,460
                                                                                  ----------                ---------
                                                                                 $ 7,359,245              $ 6,606,493
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

                              Antex Biologics Inc.
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                           THREE MONTHS
                                                                                           ENDED JUNE 30
                                                                                           -------------

                                                                                 1997                       1998
                                                                                 ----                       ----
Revenues                                                                      $   903,629                $ 1,166,254
                                                                              -----------                -----------

Expenses:
   Research and development                                                       700,253                  1,161,640
   General and administrative                                                     313,411                    275,245
                                                                                 --------                   --------
Total expenses                                                                  1,013,664                  1,436,885
                                                                              -----------                -----------

Loss from operations                                                             (110,035)                  (270,631)

Interest income                                                                    73,351                     64,561
                                                                              -----------                -----------

Net loss                                                                      $   (36,684)               $  (206,070)
                                                                              ===========                ===========

Net loss per share, basic and diluted                                                $  -                      $(.01)
                                                                                     ====                      =====

Weighted average shares oustanding,
    basic and diluted                                                          22,188,016                 22,188,641
                                                                               ==========                 ==========


The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    SIX MONTHS
                                                                  ENDED JUNE 30                          AUGUST 3,
                                                                  -------------                             1991
                                                                                                        (INCEPTION)
                                                          1997                    1998                       TO
                                                          ----                    ----                 JUNE 30, 1998
                                                                                                       -------------

Revenues                                               $ 2,200,477             $ 2,245,749              $ 11,700,647
                                                       -----------             -----------              ------------

Expenses:
   Research and development                              1,675,866               2,205,558                15,464,309
   General and administrative                              897,111                 639,871                 9,237,929
                                                         ---------               ---------                 ---------
Total expenses                                           2,572,977               2,845,429                24,702,238
                                                         ---------               ---------                ----------

Loss from operations                                      (372,500)               (599,680)              (13,001,591)

Other income (expense):
   Interest income                                         159,682                 132,600                 1,081,766
   Interest expense                                        (10,123)                      -                  (708,357)
                                                        -----------              ---------               -----------

Net loss                                               $  (222,941)            $  (467,080)             $(12,628,182)
                                                       ============            ============             ============

Net loss per share,
   basic and diluted                                         $(.01)                  $(.02)
                                                             ======                  ======

Weighted average shares
   outstanding, basic and diluted                       22,188,016              22,188,641
                                                        ==========              ==========


The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       SIX MONTHS
                                                                       ENDED JUNE 30                    AUGUST 3, 1991
                                                                   ---------------------                 (INCEPTION)
                                                                                                             TO
                                                                1997                 1998               JUNE 30, 1998
                                                                ----                 ----               -------------
OPERATING ACTIVITIES
Net loss                                                    $  (222,941)         $  (467,080)           $(12,628,182)
Adjustments to reconcile net loss
   to net cash used in operating
   activities:

   Depreciation and amortization of
      property and equipment, net of
      amortization of deferred gain on
      sale/leaseback and equipment                               37,474               46,070                 242,935
   Amortization of deferred credits                             (26,904)             (26,904)               (368,864)
   Expense recorded on issuance of
     common stock and vesting of
     options                                                          -                    -                 531,134

   Changes in operating assets
      and liabilities:
      Accounts and other receivables                           (161,424)             317,227                (395,679)
      Prepaid expenses and deposits                             (88,234)             128,425                 (28,250)
      Accounts payable and accrued
          expenses                                                4,488             (242,644)               (143,879)
      Deferred research and development                          90,510                 (841)                522,745
      Due from affiliate                                              -                    -                 420,448
                                                             -----------          -----------             -----------

Net cash used in operating activities                          (367,031)            (245,747)            (11,847,592)
                                                             -----------          -----------            ------------

INVESTING ACTIVITIES
Purchase of property and equipment                              (35,424)            (166,098)               (672,276)
Decrease in restricted cash                                     300,000                    -                       -
                                                               --------            ----------              ---------

Net cash provided by (used in) investing
   activities                                                   264,576             (166,098)               (672,272)
                                                              ---------            ----------               ---------


The accompanying notes are an integral part of these financial statements.
                                                                     (Continued)

                              Antex Biologics Inc.
                        (a development stage enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                          SIX MONTHS
                                                         ENDED JUNE 30                   AUGUST 3, 1991
                                                   -------------------------              (INCEPTION)
                                                                                               TO
                                                   1997                 1998             JUNE 30, 1998
                                                   ----                 ----             -------------

FINANCING ACTIVITIES
Net proceeds from sales of common stock
   and warrants and the exchange option        $          -         $            -        $ 11,606,170
Net proceeds from exercise of
   warrants and stock options                             -                      -           4,862,148
Proceeds from sale and leaseback
   agreement                                              -                      -           2,164,792
Principal repayments on sale and
   leaseback agreement                             (451,412)                     -          (2,164,792)
Proceeds from issuance of notes payable                   -                      -             500,000
Proceeds from sale of preferred stock                     -                      -             400,189
                                               ------------         --------------        ------------


Net cash provided by (used in)
   financing activities                            (451,412)                     -          17,368,507
                                               ------------         --------------        ------------

Net increase (decrease) in cash and
   cash equivalents                                (553,867)              (411,845)          4,848,639

Cash and cash equivalents at
   beginning of period                            6,918,836              5,697,156             436,672
                                               ------------         --------------        ------------

Cash and cash equivalents at
   end of period                               $  6,364,969         $    5,285,311        $  5,285,311
                                               ============         ==============        ============

SUPPLEMENTAL CASH FLOWS DISCLOSURES:

   Notes payable and accrued interest
      converted to preferred stock             $          -         $            -        $    509,109
                                               ============         ==============        ============

   Sale and leaseback of property and
      equipment                                $          -         $            -        $  2,099,175
                                               ============         ==============        ============
   Capitalized equipment                       $          -         $            -        $    152,832
                                               ============         ==============        ============
   Deferred compensation                       $          -         $            -        $    229,405
                                               ============         ==============        ============
   Interest paid                               $     10,123         $            -        $    699,248
                                               ============         ==============        ============


The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998
                                   (UNAUDITED)

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

        The Consolidated Balance Sheet as of June 30, 1998, and the Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 1997 and 1998 and for the period August 3, 1991 (inception) to June 30, 1998, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1997 and 1998 and for the period August 3, 1991 (inception) to June 30, 1998 have been prepared without audit. However, such financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position of Antex Biologics Inc. and its subsidiaries at June 30, 1998, and the consolidated results of their operations and their cash flows for the periods referred to above.

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

        The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results anticipated for the fiscal year ending December 31, 1998.

        Since inception, the Company's revenues have been generated solely in support of its research and development activities and as of June 30, 1998, the Company's research and products are not sufficiently developed to enable the Company to generate sufficient revenues on an ongoing basis. As a result, the Company is considered to be in the development stage.

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

        For the three months and six months ended June 30, 1998, the Company recognized revenue related to human bacterial vaccine research and development and qualifying reimbursable expenses of $1,116,190 and $2,086,717, respectively. For the three months and six months ended June 30, 1997, revenue of $775,642 and $1,989,004, respectively, was recognized.

3.      EARNINGS PER SHARE

        In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period. The Company did not have any dilutive potential common shares during the three-month and six-month periods ended June 30, 1997 and 1998. Earnings per share for the three-month and six-month periods ended June 30, 1997 did not require restatement to conform to SFAS 128.

4.      REVERSE STOCK SPLIT

        On June 9, 1998, the stockholders approved resolutions authorizing the Board of Directors, at its discretion, to effect by amendment of the Certificate of Incorporation, prior to the next Annual Shareholders Meeting, a reverse stock split in the range of one-for-four to one-for-ten. The following table presents the pro-forma effect that a reverse stock split would have on loss per share for the quarters and six-month periods ended June 30, 1997 and 1998:

                                                                        Prior to                         After
                                                                   Reverse Stock Split            Reverse Stock Split
                                                                   -------------------            -------------------
                                                                                                  1 for 10    1 for 4
                                                                                                  --------    -------
Net loss for the quarter ended
  June 30, 1997                                                          $36,684                        $36,684
Net loss per share for the quarter ended
  June 30, 1997                                                            $--                      $.02       $.01

Net loss for the quarter ended
  June 30, 1998                                                         $206,070                        $206,070
Net loss per share for the quarter ended
  June 30, 1998                                                           $.01                      $.09       $.04


Net loss for the six months ended
  June 30, 1997                                                         $222,941                        $222,941
Net loss per share for the six months
  ended June 30, 1997                                                     $.01                      $.10       $.04

Net loss for the six months ended
  June 30, 1998                                                         $467,080                        $467,080
Net loss per share for the six months
  ended June 30, 1998                                                     $.02                      $.21       $.08


5.      COMPREHENSIVE INCOME

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 requires additional reporting requirements with respect to certain changes in assets and liabilities that previously were not to be reported as results of operations for the period. For the three-month and six-month periods ended June 30, 1997 and 1998, the Company did not have any components of comprehensive income.

6.      NEW ACCOUNTING STANDARDS

        The Financial Accounting Standards Board has issued two new standards. Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information, which became effective for years beginning after December 15, 1997, requires financial and descriptive information with respect to "operating segments" of an entity based on the way management disaggregates the entity for making internal operating decisions. The Company will begin making the disclosures required by SFAS 131 with financial statements for the year ending December 31, 1998.

        SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which becomes effective for years beginning after June 15, 1999, requires that every derivative instrument be recorded in the balance sheet as either as asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes that the effect of adoption of SFAS 133 will not be material.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

        The Company commenced operations in 1991.

        In 1996, the Company executed definitive agreements with SmithKline which established MCHV to develop and commercialize human bacterial vaccines utilizing the Company's proprietary technologies (see Note 2 to the unaudited financial statements).

        The strategic alliance with SmithKline is consistent with one aspect of the Company's overall strategy which, since its inception, has been to establish strategic partnerships and to focus on researching technologies with the goal of developing new products to prevent and treat infectious diseases and related disorders. The Company is operating as a development stage enterprise.

RESULTS OF OPERATIONS

        Revenues for the second quarter of 1998 totalled $1,166,254 and include the recognition of human bacterial vaccine research and development support of $807,631 and reimbursable expenses incurred of $308,559 pursuant to the strategic alliance with SmithKline. The Company also earned $50,064 from a Small Business Innovation Research ("SBIR") grant. Revenues for the six months ended June 30, 1998 totalled $2,245,749 and consisted of $1,587,641 of human bacterial vaccine research and development support and reimbursable expenses incurred of $499,076 in connection with the strategic alliance, and $159,032 from a SBIR grant.

        Revenues for the second quarter of 1997 totalled $903,629 and included human bacterial vaccine research and development support of $630,556 and reimbursable expenses incurred of $145,086 pursuant to the strategic alliance with SmithKline. The Company also earned $127,987 from SBIR grants. Revenues for the six months ended June 30, 1997 totalled $2,200,477 and consisted of human bacterial vaccine research and development support of $1,237,240, reimbursable expenses incurred of $751,764, and grant revenue of $211,473.

        Research and development expenses increased $461,387, or 65.9%, to $1,161,640 for the second quarter of 1998 in comparison to $700,253 for the comparable period in 1997, and increased $529,692, or 31.6%, to $2,205,558 for the six months ended June 30, 1998 in comparison to $1,675,866 for the six months ended June 30, 1997. The increase for the six-month period is attributable to increased expenditures, including the cost of additional personnel, resulting directly from the increase in activities related to the strategic alliance with SmithKline and to the field of therapeutics. The increase in the second quarter of 1998 is due also to clinical trial costs incurred that are reimbursable by SmithKline.

        General and administrative expenses decreased $38,166, or 12.2%, to $275,245 for the second quarter of 1998 in comparison to $313,411 for the comparable period in 1997, and decreased $257,240, or 28.7%, to $639,871 for the six months ended June 30, 1998 in comparison to $897,111 for the six months ended June 30, 1997. The decreases are attributable primarily to the nonrecurrence of the fees incurred in 1997 in connection with overseas patent application filings.

        The decreases in interest income in the second quarter and first six months of 1998 in comparison to the comparable periods in 1997 reflect the decrease in cash available for investing.

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

        As a development stage company, the Company's operating activities have been limited primarily to research and development involving its proprietary technologies, and accordingly, have generated limited revenues. The Company is scheduled to receive approximately $3,200,000 in 1998 in research and development payments from SmithKline covering the period March 1, 1998 to February 28, 1999, of which $1,586,800 had been received as of June 30, 1998. Additionally, the costs incurred by the Company associated with the conduct of an ongoing Phase I clinical trial for Helicobacter pylori and agreed upon clinical trials for Campylobacter jejuni, the agreed upon production of vaccine material, and the prosecution of the Company's patents and patent applications are reimbursable by SmithKline. SmithKline's option to increase its ownership in MCHV, at a cost of

$1,000,000, expires on October 1, 1998. The Company is also scheduled to receive a milestone payment from Pasteur Merieux Connaught of $500,000 in December 1998.

        During 1998, MCHV continued to assess to which human bacterial vaccine research projects resources will be allocated. The Company anticipates that its research and development expenses related to human bacterial vaccines will continue to be substantial for the foreseeable future and anticipates that sufficient funding will be provided through the strategic alliance with SmithKline. The Company is utilizing a portion of its available resources to pursue other research and development activities in the field of therapeutics. To fund these research and development activities and general and administrative expenses, the Company will be required to rely on its current assets and future financings.

        For 1998, the Company currently anticipates that it will increase its total employees and contract personnel by approximately three from a 1997 year end total of 30.

        The Company currently is in discussions regarding an extension of its facility lease and an expansion of its existing space. Financing for the expansion and any related renovations would be provided by the landlord. It is anticipated that funds required in excess of the amount provided by the landlord will be obtained through equipment financing and/or by utilizing the current assets of the Company.

        In order to fully fund its future operations, the Company will continue to seek additional financing. The Company has no lines of credit. In seeking additional funding, the Company continues to examine a range of possible transactions, including: additional strategic alliances; possible increases in research and development funding by SmithKline; and the exercise by SmithKline of its warrant to the extent that it becomes exercisable. Additional public offerings and private placements, and the filing of additional applications for SBIR grants are also possible sources of funds. However, there is no assurance that additional funds will be available from these or any other sources or, if available, that the terms on which such funds can be obtained will be acceptable to the Company.

NEW ACCOUNTING STANDARDS

        The Financial Accounting Standards Board has issued two new standards. Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information, which became effective for years beginning after December 15, 1997, requires financial and descriptive information with respect to "operating segments" of an entity based on the way management disaggregates the entity for making internal operating decisions. The Company will begin making the disclosures required by SFAS 131 with financial statements for the year ending December 31, 1998.

        SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which becomes effective for years beginning after June 15, 1999, requires that every derivative instrument be recorded in the balance sheet as either as asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes that the effect of adoption of SFAS 133 will not be material.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On June 9, 1998, the Company held its Annual Meeting of Stockholders. Three matters were voted on at the meeting:

        1.      Election to the Board of Directors of the Company's nominees:

                                  Charles J. Coulter          V. M. Esposito
                                  ------------------          --------------
                For                   18,480,412                18,541,909
                Against                  578,757                   517,260

                The directors not elected at the Annual Meeting whose tenure continued after the Annual Meeting are:

                Bruce E. Elmblad and Donald G. Stark

        2. Approval of Amendment to Certificate of Incorporation authorizing the Board of Directors to effect a reverse stock split within a range of one-to-four to one-to-ten:

                For                   16,038,582
                Against                2,923,687
                Abstain                   96,900

        3. Ratification of PricewaterhouseCoopers LLP as the Company's Independent Accountants:

                For                   18,692,979
                Against                  304,490
                Abstain                   61,700


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit
No.                                  Description
-------                              -----------

 10.4 Employment Agreement dated as of May 1, 1998 by and between the Company and Gregory C. Zakarian

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




                                                   ANTEX BIOLOGICS INC.
                                           -------------------------------------
                                                       (Registrant)

Date: August 12, 1998                      /s/V. M. Esposito
                                           -------------------------------------
                                           V. M. Esposito, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date: August 12, 1998                      /s/Gregory C. Zakarian
                                           -------------------------------------
                                           Gregory C. Zakarian, Vice President,
                                           and Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)