Form 10QSB
period 1998-09-30
ANTEX BIOLOGICS INC
filed 1998-11-16
CIK 893692

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period           to
                                ----------    ----------

       Commission file number      0-20988
                              ----------------------

                              ANTEX BIOLOGICS INC.
--------------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

            Delaware                                   52-1563899
---------------------------------          -----------------------------------
 (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)


                 300 Professional Drive, Gaithersburg, MD 20879
    -----------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (301) 590-0129
       -------------------------------------------------------------------
                           (Issuer's telephone number)


       -------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

25,863,726 shares of Antex Biologics Inc. common stock, $.01 par value, were outstanding as of October 31, 1998.

Transitional Small Business Disclosure Format (check one):

Yes          No   X
    ------      -----

                              ANTEX BIOLOGICS INC.

                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX


Part I.   Financial Information                                                       Page No.
                                                                                      --------

   Item 1.   Financial Statements

             Consolidated Balance Sheets at December 31, 1997 and September
             30, 1998 (Unaudited)                                                            3

             Consolidated Statements of Operations (Unaudited) for the three
             months ended September 30, 1997 and 1998                                        4

             Consolidated Statements of Operations (Unaudited) for the nine months ended September 30, 1997 and 1998 and the period August
             3, 1991 (inception) to September 30, 1998                                       5

             Consolidated Statements of Stockholders' Equity (Deficit) for
             the period August 3, 1991 (inception) to December 31, 1997 and
             the nine months ended September 30, 1998 (Unaudited)                          6-7

             Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 1997 and 1998 and the period August
             3, 1991 (inception) to September 30, 1998                                     8-9

             Notes to Consolidated Financial Statements                                  10-13

   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                       13-17


Part II.   Other Information

   Item 6.   Exhibits and Reports on Form 8-K                                               17


Signatures                                                                                  18

Exhibits

                              Antex Biologics Inc.
                        (a development stage enterprise)

                           CONSOLIDATED BALANCE SHEETS



                                                                        DECEMBER 31,           SEPTEMBER 30,
                                                                            1997                   1998
                                                                            ----                   ----
ASSETS                                                                                          (UNAUDITED)
Current assets:
  Cash and cash equivalents                                             $ 5,697,156             $ 4,683,288
  Accounts and other receivables                                            712,906                 410,943
  Prepaid expenses and deposits                                             272,917                 103,574
                                                                         ----------               ---------
Total current assets                                                      6,682,979               5,197,805
Property and equipment, net                                                 446,861                 636,938
Deferred compensation trust                                                 229,405                 229,405
                                                                          ---------               ---------
                                                                        $ 7,359,245             $ 6,064,148
                                                                        ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                 $   531,345             $   294,475
  Deferred research and development revenue                                 554,152                 564,916
                                                                           --------                 -------
Total current liabilities                                                 1,085,497                 859,391
Deferred gain on equipment                                                  106,983                  84,059
Deferred compensation                                                       229,405                 229,405
Excess of fair value over cost of net assets acquired, net
 of accumulated amortization of $181,180 and $202,357                       101,173                  79,996
Other                                                                        19,647                   2,625

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
   authorized; none outstanding                                                   -                       -
  Common stock, $.01 par value; 95,000,000 shares
   authorized; 22,480,304 and 29,237,353 shares
   issued                                                                   224,803                 292,374
  Additional paid-in capital                                             17,752,839              20,680,942
  Deficit accumulated during the development stage                      (12,161,102)            (14,880,784)
  Treasury stock - 3,423,627 shares                                               -              (1,283,860)
                                                                          ---------              ----------
Total stockholders' equity                                                5,816,540               4,808,672
                                                                          ---------               ---------
                                                                        $ 7,359,245             $ 6,064,148
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

                              Antex Biologics Inc.
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                            THREE MONTHS
                                                                         ENDED SEPTEMBER 30
                                                                         ------------------


                                                                      1997                1998
                                                                      ----                ----


Revenues                                                           $   965,331         $   842,975
                                                                   -----------         -----------

Expenses:
  Research and development                                             801,228           1,152,515
  General and administrative                                           364,799             294,916
                                                                      --------            --------
Total expenses                                                       1,166,027           1,447,431
                                                                   -----------         -----------

Loss from operations                                                  (200,696)           (604,456)

Other income (expense):
  Interest income                                                       79,824              63,668
  Cost of treasury shares in excess of fair value                            -          (1,711,814)
                                                                   -----------         -----------
Net loss                                                           $  (120,872)        $(2,252,602)
                                                                   ===========         ===========

Net loss per share, basic and diluted                                    $(.01)             $(0.10)
                                                                         =====              ======

Weighted average shares oustanding,
  basic and diluted                                                 22,188,016          22,503,870
                                                                    ==========          ==========






   The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                NINE MONTHS
                                                             ENDED SEPTEMBER 30                  AUGUST 3,
                                                             ------------------                    1991
                                                                                                (INCEPTION)
                                                         1997                  1998                  TO
                                                         ----                  ----         SEPTEMBER 30, 1998


Revenues                                              $ 3,165,808          $ 3,088,724           $ 12,543,622
                                                      -----------          -----------           ------------

Expenses:
  Research and development                              2,477,094            3,358,073             16,616,824
  General and administrative                            1,261,910              934,787              9,532,845
                                                        ---------            ---------              ---------
Total expenses                                          3,739,004            4,292,860             26,149,669
                                                        ---------            ---------             ----------

Loss from operations                                     (573,196)          (1,204,136)           (13,606,047)

Other income (expense):
  Interest income                                         239,506              196,268              1,145,434
  Cost of treasury shares in excess
    of fair value                                               -           (1,711,814)            (1,711,814)
  Interest expense                                        (10,123)                   -               (708,357)
                                                       -----------        ------------            -----------

Net loss                                              $  (343,813)         $(2,719,682)          $(14,880,784)
                                                      ============         ============          ============

Net loss per share,
  basic and diluted                                         $(.02)              $(0.12)
                                                            ======              =======

Weighted average shares
  outstanding, basic and diluted                       22,188,016           22,296,051
                                                       ==========           ==========




   The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

         For the Period August 3, 1991 (inception) to December 31, 1997 and the Nine Months Ended September 30, 1998 (Unaudited)

                                                              PREFERRED STOCK                      COMMON STOCK
                                                       ------------------------------   -----------------------------------
                                                          SHARES        PAR VALUE            SHARES           PAR VALUE
                                                       ------------------------------   -----------------------------------
Initial capitalization ($.20 per share)                            -          $    -              390,830           $3,908
Net loss                                                           -               -                    -                -
                                                       ------------------------------   -----------------------------------


Balance at December 31, 1991                                       -                              390,830            3,908


Sale of common stock for cash, January
      1992 ($4.61 per share)                                       -               -               43,430              435
Sale of common stock for cash, February
      1992 ($6.90 per share)                                       -               -              115,801            1,158
Issuance of common stock for services,
      March 1992 to July 1992 ($2.00 per
      share)                                                       -               -                    -                -
Conversion of notes payable into preferred
      stock, September 1992 ($4.48 per share)                113,700           1,137                    -                -
Sale of preferred stock for cash, September
      1992 ($4.48 per share)                                  89,328             893                    -                -
Issuance of preferred stock upon exercise of
     warrants, September 1992 ($1.92 per share)               46,900             469                    -                -
Issuance of common stock for cash ($1.00 per
     share) and services ($1.00 per share),
     October 1992                                                  -               -               75,000              750
Conversion of preferred stock into common
     stock, December 1992                                   (249,928)         (2,499)             249,928            2,499
Sale of common stock and warrants for cash,
     December 1992 ($4.84 per unit, net of
     offering costs of $1,396,893 or $1.16
     per unit                                                      -               -            1,200,000           12,000
Net loss                                                           -               -                    -                -
                                                       ------------------------------   -----------------------------------


Balance at December 31, 1992                                       -               -            2,074,989           20,750


Sale of common stock and warrants for cash,
     January 1993 ($5.27 per unit, net of
     offering costs of $131,723 or $.73 per
     unit)                                                         -               -              180,000            1,800
Compensation and consulting expense in
     connection with options granted                               -               -                    -                -
Net loss                                                           -               -                    -                -
                                                       ------------------------------   -----------------------------------


Balance at December 31, 1993                                       -               -            2,254,989           22,550
Net loss                                                           -               -                    -                -
                                                       ------------------------------   -----------------------------------


Balance at December 31, 1994                                       -               -            2,254,989           22,550


Sale of common stock and warrants for cash,
     March and April 1995 ($39,972 per unit,
     net of offering costs of $706,971 or
     $10,028 per unit)                                             -               -           10,071,630          100,716
Required registration of common stock and
     warrants, October 1995 ($1,525 per unit)                      -               -                    -                -
Net loss                                                           -               -                    -                -
                                                       ------------------------------   -----------------------------------


Balance at December 31, 1995                                       -               -           12,326,619          123,266

The accompanying notes are an integral part of these financial statements.

                                                                           DEFICIT
                                                                         ACCUMULATED
                                                         ADDITIONAL      DURING THE           TREASURY STOCK
                                                          PAID-IN        DEVELOPMENT      -----------------------
                                                          CAPITAL           STAGE            SHARES       COST         TOTAL
                                                     --------------------------------------------------------------------------
Initial capitalization ($.20 per share)                     $  74,093        $        -          -      $       -     $  78,001
Net loss                                                            -         (941,145)          -              -     (941,145)
                                                     --------------------------------------------------------------------------


Balance at December 31, 1991                                   74,093         (941,145)          -              -     (863,144)


Sale of common stock for cash, January
      1992 ($4.61 per share)                                  199,565                 -          -              -       200,000
Sale of common stock for cash, February
      1992 ($6.90 per share)                                  798,842                 -          -              -       800,000
Issuance of common stock for services,
      March 1992 to July 1992 ($2.00 per
      share)                                                  383,014                 -          -              -       383,014
Conversion of notes payable into preferred
      stock, September 1992 ($4.48 per share)                 507,972                 -          -              -       509,109
Sale of preferred stock for cash, September
      1992 ($4.48 per share)                                  399,296                 -          -              -       400,189
Issuance of preferred stock upon exercise of
     warrants, September 1992 ($1.92 per share)                89,531                 -          -              -        90,000
Issuance of common stock for cash ($1.00 per
     share) and services ($1.00 per share),
     October 1992                                             149,250                 -          -              -       150,000
Conversion of preferred stock into common
     stock, December 1992                                           -                 -          -              -             -
Sale of common stock and warrants for cash,
     December 1992 ($4.84 per unit, net of
     offering costs of $1,396,893 or $1.16
     per unit                                               5,791,227                 -          -              -     5,803,227
Net loss                                                            -       (2,415,723)          -              -   (2,415,723)
                                                     --------------------------------------------------------------------------


Balance at December 31, 1992                                8,392,790       (3,356,868)          -              -     5,056,672


Sale of common stock and warrants for cash,
     January 1993 ($5.27 per unit, net of
     offering costs of $131,723 or $.73 per
     unit)                                                    946,477                 -          -              -       948,277
Compensation and consulting expense in
     connection with options granted                           64,011                 -          -              -        64,011
Net loss                                                            -       (2,725,902)          -              -   (2,725,902)
                                                     --------------------------------------------------------------------------


Balance at December 31, 1993                                9,403,278       (6,082,770)          -              -     3,343,058
Net loss                                                            -       (3,040,032)          -              -   (3,040,032)
                                                     --------------------------------------------------------------------------


Balance at December 31, 1994                                9,403,278       (9,122,802)          -              -       303,026


Sale of common stock and warrants for cash,
     March and April 1995 ($39,972 per unit,
     net of offering costs of $706,971 or
     $10,028 per unit)                                      2,717,314                 -          -              -     2,818,030
Required registration of common stock and
     warrants, October 1995 ($1,525 per unit)               (107,530)                 -          -              -     (107,530)
Net loss                                                            -       (3,131,059)          -              -   (3,131,059)
                                                     --------------------------------------------------------------------------

                                                           12,013,062      (12,253,861)          -              -     (117,533)
Balance at December 31, 1995

                              Antex Biologics Inc.
                        (a development stage enterprise)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

         For the Period August 3, 1991 (inception) to December 31, 1997 and the Nine Months Ended September 30, 1998 (Unaudited)

                                                         PREFERRED STOCK                      COMMON STOCK
                                                  -----------------------------------------------------------------------
                                                     SHARES          PAR VALUE            SHARES           PAR VALUE
                                                  -----------------------------------------------------------------------
Issuance of exchange option, May 1996 ($.37
     per share, net of related costs of
     $351,082)                                                -          $    -                    -       $        -
Issuance of common stock upon exercise of
     Class B Warrants and stock options,
     May - August 1996, ($.50 per share,
     net of related costs of $214,811)                        -               -           10,153,060          101,531
Net income                                                    -               -                    -                -
                                                  -----------------------------------------------------------------------


Balance at December 31, 1996                                  -               -           22,479,679          224,797


Issuance of common stock upon excise of
     stock options, October 1997                              -               -                  625                6
Net loss                                                      -               -                    -                -
                                                  -----------------------------------------------------------------------


Balance at December 31, 1997                                  -               -           22,480,304          224,803


Forfeiture of escrowed shares, May 1998                       -               -             (291,663)          (2,916)
Cashless exercise of Placement Agent's
     unit purchase option, September 1998
     ($121,430 per unit)                                      -               -            7,048,712           70,487
Net loss                                                      -               -                    -                -
                                                  -----------------------------------------------------------------------


Balance at September 30, 1998                                 -          $    -           29,237,353       $  292,374
                                                  =======================================================================

                                                                        DEFICIT
                                                                      ACCUMULATED
                                                   ADDITIONAL         DURING THE               TREASURY STOCK
                                                    PAID-IN           DEVELOPMENT      -----------------------------
                                                    CAPITAL              STAGE            SHARES           COST           TOTAL
                                                  ----------------------------------------------------------------------------------
Issuance of exchange option, May 1996 ($.37
     per share, net of related costs of
     $351,082)                                       $   979,166         $        -              -           $    -      $  979,166
Issuance of common stock upon exercise of
     Class B Warrants and stock options,
     May - August 1996, ($.50 per share,
     net of related costs of $214,811)                 4,760,188                  -              -                -       4,861,719
Net income                                                     -            535,435              -                -         535,435
                                                  ----------------------------------------------------------------------------------


Balance at December 31, 1996                          17,752,416        (11,718,426)             -                -       6,258,787


Issuance of common stock upon excise of
     stock options, October 1997                             423                  -              -                -             429
Net loss                                                       -           (442,676)             -                -        (442,676)
                                                  ----------------------------------------------------------------------------------


Balance at December 31, 1997                          17,752,839        (12,161,102)             -                -       5,816,540


Forfeiture of escrowed shares, May 1998                    2,916                  -              -                -               -
Cashless exercise of Placement Agent's
     unit purchase option, September 1998
     ($121,430 per unit)                               2,925,187                  -      3,423,627      (1,283,860)       1,711,814
Net loss                                                       -         (2,719,682)             -                -      (2,719,682)
                                                  ----------------------------------------------------------------------------------


Balance at September 30, 1998                        $20,680,942       $(14,880,784)     3,423,627     $(1,283,860)      $4,808,672
                                                  ==================================================================================




The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       NINE MONTHS                 AUGUST 3, 1991
                                                                                    ENDED SEPTEMBER 30              (INCEPTION)
                                                                                 ------------------------                TO
                                                                                 1997                1998        SEPTEMBER 30, 1998
                                                                                 ----                ----        ------------------


OPERATING ACTIVITIES
Net loss                                                                     $  (343,813)        $(2,719,682)       $(14,880,784)
Adjustments to reconcile net loss
     to net cash used in operating
     activities:

     Depreciation and amortization of
         property and equipment, net of
         amortization of deferred gain on
         sale/leaseback and equipment                                             54,892              72,767             269,632
     Amortization of deferred credits                                            (40,356)            (40,356)           (382,316)
     Expense recorded on cashless exercise
         of Placement Agent's unit
         purchase option                                                               -           1,711,814           1,711,814
     Expense recorded on issuance of
       common stock and vesting of
       options                                                                         -                   -             531,134

     Changes in operating assets and liabilities:
         Accounts and other receivables                                          (73,605)            301,963            (410,943)
         Prepaid expenses and deposits                                          (121,392)            169,343              12,668
         Accounts payable and accrued
             expenses                                                            249,578            (236,870)           (138,105)
         Deferred research and development                                       (44,406)             10,764             534,350
         Due from affiliate                                                            -                   -             420,448
                                                                                ---------           ---------         -----------
Net cash used in operating activities                                           (319,102)           (730,257)        (12,332,102)
                                                                              -----------         -----------        ------------
INVESTING ACTIVITIES
Purchase of property and equipment                                              (127,527)           (283,611)           (789,789)
Decrease in restricted cash                                                      300,000                   -                   -
                                                                                --------           ----------           ---------

Net cash provided by (used in) investing
     activities                                                                  172,473            (283,611)           (789,789)
                                                                               ---------           ----------           ---------

The accompanying notes are an integral part of these financial statements.
                                                                     (Continued)

                              Antex Biologics Inc.
                        (a development stage enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                              NINE MONTHS                         AUGUST 3, 1991
                                                            ENDED SEPTEMBER                         (INCEPTION)
                                                      ------------------------------                    TO
                                                      1997                      1998            SEPTEMBER 30, 1998
                                                      ----                      ----            ------------------

FINANCING ACTIVITIES
Net proceeds from sales of common
  stock and warrants and
  the exchange option                                 $        -              $         -            $11,606,170
Net proceeds from exercise of
  warrants and stock options                                   -                        -              4,862,148
Proceeds from sale and leaseback
  agreement                                                    -                        -              2,164,792
Principal repayments on sale and
  leaseback agreement                                   (451,412)                       -             (2,164,792)
Proceeds from issuance of notes payable                        -                        -                500,000
Proceeds from sale of preferred stock                          -                        -                400,189
                                                      ----------               ----------             ----------

Net cash provided by (used in)
  financing activities                                  (451,412)                       -             17,368,507
                                                      ----------               ----------             ----------

Net increase (decrease) in cash and
  cash equivalents                                      (598,041)              (1,013,868)             4,246,616
Cash and cash equivalents at
  beginning of period                                  6,918,836                5,697,156                436,672
                                                      ----------               ----------             ----------
Cash and cash equivalents at
  end of period                                       $6,320,795               $4,683,288             $4,683,288
                                                      ==========               ==========             ==========
SUPPLEMENTAL CASH FLOWS DISCLOSURES:

  Notes payable and accrued interest
    converted to preferred stock                      $        -               $        -             $  509,109
                                                      ==========               ==========             ==========
  Sale and leaseback of property and
    equipment                                         $        -               $        -             $2,099,175
                                                      ==========               ==========             ==========
  Purchase of treasury shares                         $        -               $1,283,860             $1,283,860
                                                      ==========               ==========             ==========
  Capitalized equipment                               $        -               $        -             $  152,832
                                                      ==========               ==========             ==========
  Deferred compensation                               $        -               $        -             $  229,405
                                                      ==========               ==========             ==========
  Interest paid                                       $   10,123               $        -             $  699,248
                                                      ==========               ==========             ==========


The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1998
                                   (UNAUDITED)

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

       The Consolidated Balance Sheet as of September 30, 1998, the Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 1997 and 1998 and for the period August 3, 1991 (inception) to September 30, 1998, the Consolidated Statements of Stockholders' Equity (Deficit) for the nine months ended September 30, 1998, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1997 and 1998 and for the period August 3, 1991 (inception) to September 30, 1998 have been prepared without audit. However, such financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position of Antex Biologics Inc. and its subsidiaries at September 30, 1998, and the consolidated results of their operations and their cash flows for the periods referred to above.

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

       The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results anticipated for the fiscal year ending December 31, 1998.

       Since inception, the Company's revenues have been generated solely in support of its research and development activities and as of September 30, 1998, the Company's research and products are not sufficiently developed to enable the Company to generate sufficient revenues on an ongoing basis. As a result, the Company is considered to be in the development stage.

2.     STRATEGIC ALLIANCE

       Effective March 1996, the Company executed definitive agreements with SmithKline Beecham Corporation and SmithKline Beecham Biologicals Manufacturing s.a. ("SmithKline") which established a corporate joint venture, MicroCarb Human Vaccines Inc.("MCHV"), to develop and commercialize human bacterial vaccines utilizing the Company's proprietary technologies. The agreements provide for the following: a payment of $3,000,000 to the Company in connection with SmithKline's acquisition of a 26.25% equity interest in MCHV; payments totalling $2,400,000 and $2,600,000 to the Company to fund research and development for the first and second years, respectively, with SmithKline having the option to fund future years; an option granted to SmithKline, expiring October 1, 1998, to acquire from the Company an additional equity interest in MCHV, which option has subsequently expired; an exchange option granted by the Company to SmithKline enabling SmithKline to currently convert its equity interest in MCHV for up to 3,595,264 shares of the Company's common stock, under specified conditions; and a warrant granted by the Company to SmithKline currently enabling SmithKline to acquire up to 5,729,165 shares of the Company's common stock, under specified conditions, and only to the extent that stipulated options and warrants previously granted and outstanding as of the date of the establishment of the strategic alliance are exercised. The agreements also provide for SmithKline to make milestone payments and pay royalties to MCHV; and for SmithKline to reimburse the Company for expenses the Company incurs for agreed upon production of vaccine material for clinical trials, the conduct of agreed upon clinical trials, and the agreed upon prosecution and maintenance of the Company's patents and patent applications. As further stipulated in the agreements, SmithKline will be responsible for conducting additional clinical trials, manufacturing, and sales and distribution.

       Revenue related to the human bacterial vaccine research and development provided in connection with the strategic alliance has been recognized to the extent of actual expenses incurred. Amounts received but unearned have been deferred. Additional expenses that qualify as reimbursables due from SmithKline pursuant to the provisions of the agreements, have been recognized as revenue.

       For the three months and nine months ended September 30, 1998, the Company recognized revenue related to human bacterial vaccine research and development and qualifying reimbursable expenses of $842,975 and $2,929,692, respectively. For the three months and nine months ended September 30, 1997, revenue of $854,135 and $2,843,141, respectively, was recognized.

3.     CASHLESS EXERCISE OF PLACEMENT AGENT'S UNIT PURCHASE OPTION

       In connection with its 1995 private placement, the Company issued to the Placement Agent a unit purchase option granting the Placement Agent and any of its designees the option to purchase 24.67 units from the Company at a purchase price of $50,000 per unit. Each unit consisted of 142,860 shares of common stock and an equal number of Class B warrants which entitled the holder thereof to purchase one share of common stock at an exercise price of $0.50 per share. The Class B warrants were not redeemable, and the unit purchase option was exercisable for a two-year period commencing on March 24, 1998.

       In June 1998, the Company offered the Placement Agent and its designees the opportunity to exercise the units in their entirety on a cashless basis at the then current price of the Company's common stock of $0.875 per share. The offer was subsequently accepted and the units were exercised in their entirety. The Company issued 7,048,712 shares of common stock under the terms of the Placement Agent's unit purchase option, including 3,524,356 common shares assuming the exercise of the Class B warrants. As consideration for the exercise of the Placement Agent's unit purchase option, the Company withheld 3,423,627 shares of common stock based upon the total consideration due of $2,995,674 at the June 1998 common stock price of $0.875 per share. The shares withheld were recorded as treasury shares.

       Because the fair value of the common stock at September 23, 1998, the date of issuance of the common stock, was $0.375, the Company recorded a charge of $1,711,814 in the Consolidated Statement of Operations, representing the excess of the cost of the treasury shares over the fair value of the common stock.

4.     EARNINGS PER SHARE

       In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period. The Company did not have any dilutive potential common shares during the three-month and nine-month periods ended September 30, 1997 and 1998. Earnings per share for the three-month and nine-month periods ended September 30, 1997 did not require restatement to conform to SFAS 128.

5.     REVERSE STOCK SPLIT

       On June 9, 1998, the stockholders approved resolutions authorizing the Board of Directors, at its discretion, to effect by amendment of the Certificate of Incorporation, prior to the next Annual Shareholders Meeting, a reverse stock split in the range of one-for-four to one-for-ten. To date, no reverse stock split has been effected.

6.     COMPREHENSIVE INCOME

       Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 requires additional reporting requirements with respect to certain changes in assets and liabilities that previously were not to be reported as results of operations for the period. For the three-month and nine-month periods ended September 30, 1997 and 1998, the Company did not have any components of comprehensive income other than net loss.

7.     NEW ACCOUNTING STANDARDS

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

RESULTS OF OPERATIONS

       Revenues for the third quarter of 1998 totalled $842,975 and include the recognition of human bacterial vaccine research and development support of $781,795 and reimbursable expenses incurred of $61,180 pursuant to the strategic alliance with SmithKline. Revenues for the nine months ended September 30, 1998 totalled $3,088,724 and consisted of $2,369,436 of human bacterial vaccine research and development support and reimbursable expenses incurred of $560,256 in connection with the strategic alliance, and $159,032 from a SBIR grant.

       Revenues for the third quarter of 1997 totalled $965,331 and included human bacterial vaccine research and development support of $784,915 and reimbursable expenses incurred of $69,220 pursuant to the strategic alliance with SmithKline. The Company also earned $111,196 from SBIR grants. Revenues for the nine months ended September 30, 1997 totalled $3,165,808 and consisted of human bacterial vaccine research and development support of $2,022,156, reimbursable expenses incurred of $820,985, and grant revenue of $322,667.

       Research and development expenses increased $351,287, or 43.8%, to $1,152,515 for the third quarter of 1998 in comparison to $801,228 for the comparable period in 1997, and increased $880,979, or 35.6%, to $3,358,073 for the nine months ended September 30, 1998 in comparison to $2,477,094 for the nine months ended September 30, 1997. The increase in the third quarter of 1998 is due to the buy-back for $250,000 of therapeutic technology previously licensed to GalaGen Inc., and to increased expenditures, including the cost of additional personnel, resulting directly from the increase in activities related to the field of therapeutics. The increase for the nine-month period is additionally attributable to increased expenditures directly related to the strategic alliance with SmithKline.

       General and administrative expenses decreased $69,883, or 19.2%, to $294,916 for the third quarter of 1998 in comparison to $364,799 for the comparable period in 1997, and decreased $327,123, or 25.9%, to $934,787 for the nine months ended September 30, 1998 in comparison to $1,261,910 for the nine months ended September 30, 1997. The decreases are attributable primarily to the nonrecurrence of the fees incurred in 1997 in connection with overseas patent application filings and to reduced general legal fees.

       The noncash expense of $1,711,814 in the third quarter of 1998 resulted from the cashless exercise of the Placement Agent's unit purchase option. The expense represents the excess of the cost of the treasury shares over the fair value of the common stock.

       The decreases in interest income in the third quarter and first nine months of 1998 in comparison to the comparable periods in 1997 reflect the decrease in cash available for investing.

LIQUIDITY AND CAPITAL RESOURCES

       As a development stage company, the Company's operating activities have been limited primarily to research and development involving its proprietary technologies, and accordingly, have generated limited revenues. The Company is scheduled to receive approximately $3,200,000 in 1998 in research and development payments from SmithKline covering the period March 1, 1998 to February 28, 1999, of which $2,380,200 had been received as of September 30, 1998. Additionally, the costs incurred by the Company associated with the conduct of an ongoing Phase I clinical trial for Helicobacter pylori, the agreed upon production of vaccine material, and the prosecution of the Company's patents and patent applications are reimbursable by SmithKline. SmithKline's option to increase its ownership in MCHV, at a cost of $1,000,000, expired in October 1998. The Company is scheduled to receive a milestone payment from Pasteur Merieux Connaught of $500,000 in December 1998.

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

       For 1998, the Company currently anticipates that it will maintain its total employees and contract personnel at approximately the 1997 year end total of 30.

       The Company is currently concluding negotiations regarding an extension of its facility lease and an expansion of its existing space. Estimated construction costs and equipment acquisitions related to the expansion and renovation have been budgeted at up to $4,000,000. Anticipated financing from the landlord is expected to fund approximately forty percent of this estimate. The Company is currently in discussions with various lenders to secure debt financing for the balance. To the extent that the Company is unsuccessful in obtaining the additional financing required, the resulting shortfall may be financed utilizing the current assets of the Company, may result in a reduction of the Company's expansion and renovation budget, or may be resolved by a combination of these two alternatives.

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

YEAR 2000 DISCLOSURE

       The Company has initiated its Year 2000 compliance program, the purpose of which is to identify those systems that are not yet Year 2000 compliant, and to initiate replacement or other remedial action to assure that systems will continue to operate in the Year 2000. The Company expects to complete its assessment by December 31, 1998, which includes third party confirmations from the Company's key suppliers, vendors and business partners, with respect to their computers, software and systems, and their ability to maintain normal operations in the Year 2000, and a listing of all equipment subject to Year 2000 concerns. To the extent that the Company is not satisfied with the status of a vendor's Year 2000 compliance or remediation plans, the Company expects to develop and implement appropriate contingency plans. Such contingency plans will include the development of alternative sources for the product or service provided by any non-compliant vendor.

       The Company has already initiated the removal and exchange of some non-compliant systems and expects to continue such replacement or other remedial action to ensure that its computers, software and systems, and other systems will continue to operate in the Year 2000. These activities are intended to encompass all major categories of systems used by the Company, including laboratory instrumentation, building systems, and financial systems, among others. In some instances, the installation of new software and hardware in the normal course of business is being accelerated to also afford a solution to Year 2000 issues. Year 2000 spending is expected to total less than $100,000, of which the Company has spent approximately $15,000. The total cost estimate is based on the Company's assessment as of September 30, 1998 and is subject to change as the compliance program progresses.

       The capital improvements and expenses required for the Year 2000 effort have been included as part of the Company's annual budget. The Company does not expect that the capital spending or period expense associated with the Year 2000 issues will have a material effect on its financial position or results of operations. The Company's policy is to expense all costs related to its Year 2000 compliance program unless the useful life of the technological asset is extended or increased. It is expected that assessment, remediation and contingency planning will be ongoing throughout fiscal 1999 with the goals of appropriately resolving all material internal systems and third party issues. There can be no assurances, however, that the Company's computer systems and the applications of other companies on which the Company's operations rely will be timely converted or that any such failure to convert by another company will not have a material adverse effect on the Company's operations.

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



                                                  ANTEX BIOLOGICS INC.
                                         ---------------------------------------
                                                      (Registrant)

Date: November 16, 1998                  /s/V. M. Esposito
                                         ---------------------------------------
                                         V. M. Esposito, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)


Date: November 16, 1998                  /s/Gregory C. Zakarian
                                         ---------------------------------------
                                         Gregory C. Zakarian, Vice President,
                                         and Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)