Form 10KSB40
period 1998-12-31
ANTEX BIOLOGICS INC
filed 1999-03-25
CIK 893692

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)


(X)    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

       For the fiscal year ended DECEMBER 31, 1998

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transaction period from __________ to _____________
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

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

       Issuer's revenues for the fiscal year ended December 31, 1998 were $4,507,029.

       As of FEBRUARY 26, 1999, the aggregate market value of the voting stock held by non-affiliates of the Issuer based upon the average bid and asked prices of such stock on that date was $14,585,606.

       At FEBRUARY 26, 1999, there were 25,863,726 shares of Common Stock of the Issuer outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

       Information with respect to Directors and Officers, Executive Compensation, and Security Ownership of Certain Beneficial Owners and Management will be contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated by reference in Part III hereof.

       Transitional Small Business Disclosure Format Yes ( ) No (X)

                                TABLE OF CONTENTS



Item                                                                                    Page
----                                                                                    ----

                                           PART I

1.    Description of Business                                                              4
2.    Description of Property                                                             22
3.    Legal Proceedings                                                                   22
4.    Submission of Matters to a Vote of Security Holders                                 22

                                           PART II

5.    Market for Common Equity and Related Stockholder Matters                            23
6.    Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                            24
7.    Financial Statements                                                                28
8.    Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                              48

                                          PART III

9.    Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                                48
10.   Executive Compensation                                                              48
11.   Security Ownership of Certain Beneficial Owners and
         Management                                                                       48
12.   Certain Relationships and Related Transactions                                      48

                                           PART IV

13.   Exhibits and Reports on Form 8-K                                                    48

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, the statements under "Item 1. Description of Business" and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein regarding the Company's business, prospects, competition, results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which represent management's current expectations, are inherently uncertain. A number of important factors, including those discussed below under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. These factors include, but are not limited to: (i) the Company's ability to fund its future operations, (ii) the Company's ability to successfully complete product research and development, including preclinical and clinical studies and commercialization; (iii) the Company's ability to obtain required governmental approvals; (iv) the Company's ability to attract and/or maintain manufacturing, sales, distribution and marketing partners; and (v) the Company's ability to develop and commercialize its products before its competitors. Investors are warned that actual results may differ from management's expectations.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                             DEVELOPMENT OF BUSINESS

       Antex Biologics Inc., together with MicroCarb Human Vaccines, Inc. ("MCHV"), which is a joint venture with SmithKline Beecham Corporation and SmithKline Beecham Biologicals Manufacturing s.a. (collectively, "SmithKline"), and Antex Pharma Inc ("AntexPharma"), a wholly-owned subsidiary (hereinafter referred to collectively as "Antex" or the "Company") is a biopharmaceutical company committed to improving human health by developing new products to prevent and treat infectious diseases and related disorders. The Company concentrates its efforts in the development of products for mucosal infections, particularly respiratory, gastrointestinal and urogenital bacterial diseases, and nosocomial (hospital-acquired) infections. At its inception, the Company was focused on identifying and researching carbohydrates and lipids as host receptors that were recognized by bacteria, and the particular bacterial adhesin proteins that bound these receptors. The methods developed and the tools identified through this research were the foundation of the Company's proprietary platform technology, ART (TM) (Adhesin-Receptor Technology). Later, Antex scientists discovered that adding components identified in mucus and other natural environmental signals to laboratory cultures effected certain changes in laboratory grown bacteria. Methods were developed to analyze virulence properties of many bacteria, and critical environmental signals that affected the virulence expression in these bacteria were determined. This research led to the development of the Company's second platform technology called NST (TM) (Nutriment Signal Transduction). The first products developed through these technologies were vaccines for bacterial infections. These technologies also provide the tools and reagents used by Antex Pharma, which was formed in 1998, to discover and develop novel therapeutics to treat infectious diseases and related disorders.

                                    BUSINESS

TECHNOLOGY OVERVIEW

       General

       Carbohydrates and lipids have a variety of functions within the human or animal (collectively "mammalian") body. They serve as receptors of natural chemical signals such as hormones and neurotransmittors, as reservoirs of nutritional energy; others function in cell to cell adhesion and communication; and some lipids make up the architecture of the plasma membranes of individual mammalian cells. These particular cell membrane lipids were once thought to function only to maintain the shape and integrity of cells and to serve as a barrier between extracellular and intracellular environments. However, discoveries by the Company's scientists and collaborators have revealed that certain carbohydrates and lipids (i.e., glycolipids and phospholipids) within mammalian ("host") cells play a major role in the pathogenesis of infection by serving as receptors for bacterial attachment and as nutrients for growth of bacteria.

       ART(TM) (Adhesin-Receptor Technology)

       Generally, the first step in the process of microbial infection is the attachment of microbes to the surface of host cells through a binding process known as adhesion. The Company has developed a proprietary platform technology, ART, to study the precise molecular events that underlie microbial adhesion to host cell receptors. Much like a lock and key, adhesins (the "key"), which are surface proteins on the outer membrane or cell wall of microbes recognize only particular molecular conformations and bind to specific, complementary receptors (the "lock") on the host cell surface. The Company believes that certain microbial adhesins may be critical elements in providing a microbe access to the host cell by attaching to the corresponding protein, carbohydrate or lipid receptor, thereby facilitating the colonization (i.e., growth) and subsequent infection of the microbes. The tools and reagents of ART technology are used by the Company to develop products that interfere with the interactions of bacterial attachment. These products include vaccines, particularly subunit adhesin vaccines, novel therapeutics including receptor-antibiotic conjugate drugs and soluble receptors, and diagnostics.

       To date, using ART the Company's scientists have identified the molecular structure of host cell receptors for more than 60 microbes or microbial toxins. Once the receptor is identified, the Company then uses it as a tool to identify and purify the corresponding microbial adhesin. Sufficient quantities of the adhesins are produced for preclinical and clinical testing either by isolating the "native" protein from the original microbe or by producing a "recombinant" protein in another microbe.

       One means of preventing disease and death from infectious microbes has been immunization by vaccination. Immunization is the act of inducing immunity by active or passive means. Antigens are substances of foreign agents such as microbes which signal to the immune system the presence of those particular agents. Natural immunity occurs when the mammalian immune system identifies these antigens as foreign agents and initiates an immune response resulting in the production of antibodies, specific proteins that recognize and react with the particular antigen. The presence of the particular antigen on the surface of the foreign agent elicits the corresponding antibody to bind to that foreign agent but not to others. These antibodies are generally effective in neutralizing foreign cells. Immunity can be induced by administering a microbial antigen to a human or animal, in the form of a vaccine, to stimulate the immune system to produce antibodies and create immunological memory. The presence of these antibodies provide protection against a potential infection. This process is referred to as "active immunization." However, in some cases, the immune system on its own may not produce the antibodies in sufficient quantity to eliminate the undesirable agents or may not have been induced prior to the infection. In such instances, it may be possible to provide immunity by injecting antibodies directly (rather than inducing their production) that have been produced in another host, either naturally or through vaccination. This process is referred to as "passive immunization."

         One of the most difficult problems inherent in vaccine development is that microbes of the same species often exhibit strain-to-strain diversity with respect to the types of antigens on their surfaces. With such diversity in the composition of microbes of the same species, the effect of some vaccines targeted to a single strain of the microbe may be limited. The Company believes its proprietary ART may aid in circumventing the problems posed by strain diversity and antigen variations within strains. The Company has discovered that some adhesins that occur on the outer membrane or cell wall of certain species of microbes are the same throughout various strains within a given species. In effect, the adhesions are "conserved". Based on data from preclinical animal models, the Company believes that vaccines aimed at stimulating the production of antibodies against these highly conserved proteins (adhesins) should be effective in providing immunity to a wide variety of strains of a given species.

       Further, the Company believes that both the microbial adhesins and their corresponding host cell receptors present novel targets and vehicles for the design of new therapeutics to treat microbial infections. The Company has developed novel conjugates of known antibiotics with host cell receptors. In addition, novel analogs of the adhesins and receptors can be developed to interfere with the initial step in microbial infections.

       NST(TM) (Nutriment Signal Transduction)

       The behavior of a microbe during entry and invasion of the host is a balancing act between the microbe and the host. Pathogenic microbes require a specific environment and nutrients to survive, reproduce, and cause infection. The mucosal surface, where more than ninety (90) percent of infections start, serves as a barrier to infections, but it can also serve as an environment for bacteria to survive and grow. Antex scientists found that certain microbes use substances found in the mucus as nutriment sources. This led to the development of methodology to examine bacterial virulence properties and the discovery of particular factors present in the host environment that were necessary for microbes to be pathogenic. NST is the regulation of bacterial growth and/or pathogenicity (virulence) by important physiological nutriments. Physiological nutriments include natural chemicals and other environmental conditions, such as temperature and oxygen content, that a bacteria normally encounters in the body.

       By identifying the particular chemicals and conditions in the host that transduce a bacteria and enhance the expression of virulence properties, Antex can duplicate in the laboratory the specific environment found in the body
(host). NST is used to produce more clinically relevant microbes. Antex has shown that NST grown bacteria express antigens and other virulence factors that more closely resemble those seen within the body; these antigens/virulence factors may not be expressed in bacteria grown using traditional laboratory conditions. Therefore, these expressed antigens or antigenically enhanced microbes should result in more potent and better targeted vaccines for inducing immunity against an infectious agent.

       Moreover, Antex has discovered that the in vitro antibiotic sensitivity of these "upregulated" NST-bacteria may be more similar to that of bacteria within an infected host than conventionally grown bacteria. Because the profile of antibiotic susceptibility or resistance of NST-bacteria may be more closely related to the in vivo sensitivity of bacteria, the identification of novel antibiotics should be facilitated through the use of NST grown bacteria. Antex has discovered that some of the newly expressed virulence factors of NST-bacteria are metabolic proteins which may be novel targets for drug discovery and development of novel antibacterial compounds. Therefore, NST also provides a platform to investigate and develop novel substances to down regulate, potentiate or modify the growth and/or virulence of pathogenic bacteria or kill virulent bacteria.

PRODUCT AREAS OF RESEARCH AND DEVELOPMENT

       The Company is currently conducting research and development activities with respect to various pharmaceutical products including vaccines and therapeutics which are based on its ART and NST technologies.

       ENTERIC DISORDERS

       Peptic Ulcers and Stomach Cancers

       Discovered in 1983, Helicobacter ("H.") pylori is now recognized as the predominant cause of ulcers. Scientists estimate that this spiral-shaped bacterium leads to 90 percent of duodenal ulcers and 80 percent of gastric ulcers. This organism is present in all parts of the world. The prevalence of infection increases with age, with greater than 90 percent of people by age 20 in developing countries and 50-60 percent of people over 60 in developed countries infected with this bacteria. The Centers for Disease Control and Prevention ("CDC") estimates that two-thirds of the world's population is infected with H. pylori, including about 25 million Americans. More recently, this bacteria has been associated with stomach cancer and has been classified by the World Health Organization ("WHO") as a Class 1 carcinogen. No single agent therapy has been found to wipe out this infection, and antibiotic resistance is increasing.

       The Company is engaged in ongoing efforts aimed at developing a vaccine for H. pylori. Using NST technology, the Company has produced H. pylori bacteria that are antigenically enhanced when compared to conventionally grown H. pylori. These cells have been inactivated (killed) and combined with a proprietary mucosal adjuvant for use as a vaccine. The Company has shown in preclinical animal models that the H. pylori vaccine is well tolerated and generates both mucosal and systemic immune responses. The animal studies showed that the vaccine works both prophylactically and therapeutically; it prevented infection from H. pylori and cleared H. pylori in previously infected animals.

       A clinical trial under a U.S. Food and Drug Administration ("FDA") Investigational New Drug Application ("IND") was successfully completed in January 1999. This randomized double-blinded Phase I clinical trial was conducted to assess the safety and immunogenicity of this H. pylori vaccine preparation in volunteers with and without subclinical gastric infection. The orally administered vaccine was generally well tolerated and caused no serious adverse events and did not exacerbate the H. pylori infection in the asymptomatic volunteers. Some individuals experienced self-limiting mild gastrointestinal disturbances only after the initial vaccination. The vaccine generated an immune response to H. pylori in both uninfected and asymptomatic H. pylori infected individuals.

       Helicobacter-specific serum IgG and IgA antibody responses were seen following vaccination. Moreover, fecal and salivary IgA antibody responses were significantly increased in the vaccinated groups compared to volunteers receiving either the HWC alone, the adjuvant alone or the placebo, evidencing that the vaccine induced both systemic and mucosal immune responses. Additionally, the vaccine induced the generation of Helicobacter -specific antibody secreting cells within the gastric antrum and intestinal duodenum, the site of Helicobacter infections. Additional clinical studies are planned to establish the appropriate dosing regimen, evaluate other formulations and assess initial effectiveness trials

       In addition, Company scientists and collaborators have identified host cell receptors and have purified adhesins from H. pylori. The Company has cloned the genes, produced the recombinant proteins and produced quantities of the adhesins for preclinical animal testing. Further, the Company is evaluating other surface proteins and acellular antigens as potential vaccine candidates. Further development and commercialization of this potential vaccine product for use in humans is in collaboration with SmithKline through MCHV. The Company may enter into other collaborations regarding these and other potential products for uses other than as human vaccines. See "Strategy for Commercial Development."

       Diarrheal and Contaminated Food and Water Disorders

       Currently, in the U.S. the leading cause of contaminated food-borne illness, including severe diarrhea and gastritis, is Campylobacter jejuni ("Campylobacter"). The CDC reports that four million Campylobacter infections occur in the U.S. each year. International public health officials estimate that Campylobacter annually causes 400 to 500 million cases of diarrhea worldwide. Seemingly mild, diarrheal diseases are responsible for 200 to 800 deaths a year in the U.S. and more in other countries. Using NST technology, the Company has produced Campylobacter bacteria that are antigenically enhanced compared to conventionally grown Campylobacter.

       In 1994, the Company entered into a Cooperative Research and Development Agreement ("CRADA") with the United States Navy to clinically test the Company's vaccine to prevent diarrhea caused by enteropathogenic Campylobacter (See "Strategy for Commercial Development."). Two successful Phase I clinical trials have been completed and a Phase II trial is being completed. The first trial completed was a Phase I clinical study which demonstrated the safety and immunogenicity of the inactivated Campylobacter whole cell vaccine preparation. The second Phase I clinical study demonstrated the safety and immunogenicity of a vaccine preparation consisting of the inactivated Campylobacter whole cells in combination with a mucosal adjuvant.

       The Phase II trial was a double-blinded, placebo-controlled challenge study and evaluated the clinical and immunological outcomes of the oral vaccine in healthy adult volunteers against experimental infection with Campylobacter. The sequence of clinical and microbiological events associated with Campylobacter infections was characterized and correlated with immune response patterns in vaccinated, previously infected and non-infected volunteers.

       The clinical results of this Phase II trial with respect to safety were similar to the Phase I studies, in that there were no serious adverse events related to vaccination. As anticipated, some of the volunteers (approximately 25%) experienced a mild gastrointestinal reaction (3 or more loose stools) in the one to two days following the first oral vaccination. This mild reaction did not cause any complications for the volunteers and did not impact on their normal daily activities. Possible modifications of the vaccine formulation will be addressed in the future trials.

       The preliminary results of this Phase II trial also confirmed the Phase I clinical studies with respect to the immunogenicity of the vaccine. Like live infection, the vaccine induced Campylobacter-specific humoral and cellular immune responses in the majority of the recipients. The trial demonstrated that the vaccine was safe, immunogenic and elicited intestinal and systemic immune responses associated with protection against disease. This trial also identified, for the first time, two immune correlates of protection that will be used to evaluate vaccine effectiveness in follow-on studies.

       Shigella is another leading cause of diarrheal disease worldwide with over 1 billion cases reported worldwide. Infection is most common in children 1 to 4 years old. There is no vaccine available. NST is being used to produce antigenically enhanced Shigella. Preclinical testing of a Shigella vaccine is encouraging and indicates that an inactivated vaccine may provide efficacy against this diarrheal disease.

       Further development and commercialization of these potential vaccine products for use in humans is in collaboration with SmithKline through MCHV. The Company may enter into other collaborations regarding these and other potential products for uses other than as human vaccines. See "Strategy for Commercial Development."

       RESPIRATORY DISEASES

       Otitis Media

       Middle ear infections, known as otitis media, are the most frequent reason children visit doctors, and the most common cause of hearing loss in children. Eighty percent of all children will have at least one episode of otitis media and over $2 billion is spent annually for the care of otitis media in the U.S. Otitis media is caused primarily by bacterial infections. Two of these bacteria are Haemophilus ("H.") influenzae (nontypeable) and Moraxella ("M.") catarrhalis. The current treatment of choice for otitis media is antibiotic therapy. However, because of the increase in the incidence of antibiotic resistant strains of these bacteria and the costs associated with the treatment of this disease, the Company believes that an otitis media vaccine would be a preferable alternative for addressing this disease.

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

       In 1994, the Company entered into a license agreement with Pasteur Merieux Connaught ("PMC"), a wholly-owned subsidiary of Rhone Poulenc Rorer, under which the Company granted to PMC an exclusive worldwide, other than the Asia-Pacific region, license to develop, manufacture and sell one or more vaccines based on the Company's proprietary H. influenzae Hin47 protein. PMC is evaluating this vaccine in human clinical studies and has completed Phase I studies that showed the vaccine to be safe and to generate an immune response in healthy adults adolescents and infants. See "Strategy for Commercial Development". The Company continues to collaborate with PMC in evaluation of this technology and has received three milestone payments according to the agreement.

       In addition, the Company continues to identify other novel proteins from
H. influenzae using both NST and ART technologies. The Company has also identified novel outer membrane proteins from M. catarrhalis. The Company is producing two proprietary outer membrane proteins for potential subunit vaccines, which are at the preclinical development stage. The Company has produced one lot of two subunit proteins under FDA Good Manufacturing Practices.

       The H. influenzae Hin47 vaccine preparation for use in humans, in the territory of Asia-Pacific, and the M. catarrhalis vaccine preparations for use in humans have been licensed to SmithKline through MCHV for further development and possible commercialization. The Company may enter into other collaborations regarding the Moraxella catarrhalis proteins and other potential products for uses other than as human vaccines. See "Strategy for Commercial Development."

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

       UROGENITAL DISEASES

       In the U.S., almost 12 million cases of sexually transmitted urogenital diseases occur annually. By age 21, approximately one out of every five young people has required treatment for a sexually transmitted disease. The most prevalent sexually transmitted diseases in the world are caused by a bacteria called Chlamydia ("C.") trachomatis. Millions of people suffer from cervicitis, pelvic inflammatory disease, sterility, ectopic pregnancies and symptomatic urethritis caused by C. trachomatis. In the U.S. during 1995, 477,638 new cases were reported to the CDC, more than any other infectious disease. The CDC estimates there are more than 3.5 million additional cases undiagnosed and unreported in the U.S. each year.

       Globally, the World Health Organization ("WHO") estimates 89 million new cases of urogenital diseases caused by C. trachomatis emerge each year. Because
C. trachomatis also causes trachoma, the world's most common form of preventable blindness, the WHO estimates Chlamydia is responsible for at least 15 percent of the world's blindness.

       The Company believes that through its proprietary ART it is possible that an effective anti-Chlamydial vaccine could be developed. The Company has identified and purified an outer membrane protein from C. trachomatis and has cloned the protein's gene. The Company has shown in a preclinical animal model that the subunit vaccine generated an immune response. The experiments gave evidence that the vaccine may protect animals from infertility caused by Chlamydial infections. In November 1998, the Company successfully completed a Phase II Small Business Innovation Research grant ("SBIR") from the National Institutes of Health ("NIH").

       Further development and commercialization of this potential vaccine product for use in humans is in collaboration with SmithKline through MCHV. The Company may enter into other collaborations regarding these and other potential products for uses other than as human vaccines. See "Strategy for Commercial Development."

       NOSOCOMIAL INFECTIONS

       Some bacteria causing various infectious diseases are resistant to multiple antibiotics and the number of antibiotic-resistant bacteria is continuing to increase. Resistant infections confront and thwart the treatment of some patients in the community as well as in the hospital. Major resistant hospital pathogens include Staphylococcus aureus, Streptococcus, Enterococci, Pseudomonas, Mycobacteria and Enterobacter including Escherichia coli and Klebsiella. The economic and human costs of antibiotic resistance continue to rise. Mortality and hospital length of stay are at least doubled for resistant strains of some pathogens.

       Staphylococci are one of the most common causes of community- and hospital- acquired infection. The most common treatments are antibiotics such as methicillin and more recently vancomycin. Resistance to methicillin ("MRS") is common. In fact, in many U.S. hospitals, strains of staphylococci are resistant to all available antimicrobials except vancomycin. Recently, there have been reported cases of reduced susceptibility to vancomycin. The occurrence of fully vancomycin-resistant staphylococcal infections in a hospital could result in a serious public health problem.

       Streptococci and Enterococci are comprised of four groups of organisms, some of which are normally harmless and some which are severely pathogenic. Two of the most severe forms of invasive Streptococci are necrotizing fascitis and the rapidly progressing streptococcal toxic shock syndrome. Since 1989, a rapid increase in the incidence of infection and colonization with vancomycin-resistant Enterococci ("VRE") has been reported from U.S. hospitals. This increase poses several problems, including the lack of available antimicrobials for treating infections caused by VRE, because most VRE are also resistant to multiple drug therapy previously used for the treatment of infections due to these organisms, and the possibility that the vancomycin resistance genes present in VRE may be transferred to other microorganisms such as Staphylococcus aureus.

       From 1989 through 1993, the percentage of nosocomial enterococcal infections reported to the CDC National Nosocomial Infections Surveillance System that were caused by VRE increased from 0.3% to 7.9%. The increase was due mainly to the 34-fold rise (0.4% to 13.6%) of VRE infections in intensive-care unit patients. The actual increase in the incidence of VRE in U.S. hospitals may be larger than reported because many clinical laboratories cannot consistently detect vancomycin resistance.

DRUG DISCOVERY

       The Company believes that the anti-infective market presents an attractive opportunity to leverage its two proprietary platform technologies -- ART and NST -- to develop novel therapeutics. AntexPharma's rational, target-based drug discovery strategy will integrate ART and NST with genomics, bioinformatics, molecular modeling, and combinatorial chemistry to identify and develop antibacterial compounds to fight the above described bacterial infections as well as nosocomial infections described below.

       AntexPharma's drug discovery process follows four basic steps as part of the integrated program with the Company's proprietary platform technologies: target identification and validation, assay development, lead compound discovery/identification, and compound optimization.

       Target Identification and Validation

       In this first phase, the Company uses its specific functional expertise and know-how in combination with microbial genomics, bioinformatics and proteomics to identify and select novel targets for drug discovery. Acceptable targets will be either those that are essential for the life of the pathogen or are virulence factors. Additionally, the target must be divergent between the pathogen and host, so that modification and/or disruption of the target will attenuate or kill the microbe, and/or inhibit its virulence without a detrimental impact on the host. ART and NST has been used to identify several potential molecular targets for drug discovery.

       Assay Development

       Several approaches are used in assay development including bactericidal, primary and secondary ex vivo biochemical screens, and secondary whole cell in vivo assays. Primary assays incorporate physiological or enzymatic targets in a high-throughput format to screen for biological activity of compounds. This biological activity is then reconfirmed in specific biochemical and whole cell assays to characterize the target-compound interaction. The Company's NST technology is used to conduct the screening assays under conditions simulating the in vivo growth of the bacteria, thereby having the pathogen express relevant targets for testing.

       Lead Discovery/Identification

       Using validated targets in primary and secondary assays, compound libraries are screened to identify lead compounds for further evaluation. Compounds that show activity in the primary assay are labeled as "hits", and are further evaluated in secondary assays to characterize their activities against the pathogen in a more natural state, including human cell culture. Information generated in the primary and secondary screening assays is used to identify compounds to serve as the starting point for lead compound optimization.

       Lead Optimization

       Optimizing lead compounds is an iterative process of systematically modifying the compound structure (analogs) and retesting. Analogs are evaluated for their spectrum of activity against a broad range of bacterial targets, tested against whole bacterial cells including drug resistant strains and tested for activity against host related targets. The Company currently has limited lead optimization capabilities and intends to increase the development of this capability for anti-infectives and anti-inflammatory/oxidant compounds.

       Access to diverse molecular libraries for screening against targets is critical to drug discovery. The Company is committed to developing its own library and has already discovered and began to synthesize a proprietary group of complex heterocyclic compounds. The Company will seek collaborative partners to also provide libraries to support the screening process. In addition to synthetic compounds, the Company is investigating natural products and intends to establish a natural products library, which will broaden the diversity of the compounds to be screened.

       The Company's therapeutic research and development currently consists of the following drug discovery programs.

       ANTIBIOTICS

       The antibacterial drug discovery program is focused on those pathogens that have a high annual incidence rate, and have increasing antibiotic resistance to all the currently available antibiotics. The Company has identified and is developing four series of novel proprietary complex heterocyclics and modified natural compounds to screen for broad spectrum antibiotic activity and as specific antibacterial agents. The current specific agent screens are directed against methicillin-resistant Staphylococci and vancomycin-resistance Enterococci.

       POTENTIATORS

       The objective of this program is to discover compounds to use in combination with existing antibiotics to improve their effectiveness or overcome the resistance of certain bacteria to the antibiotic. The development of resistance to an antibiotic is usually due to a specific defined resistance pathway. The initial goal is to identify compounds for methicillin-resistant Staphylococcus and vancomycin-resistant Enterococci that may act through identified structural target mechanisms or through functional targets not previously identified. The Company believes that compounds identified may be developed as oral and systemic adjunctive therapy to methicillin and vancomycin. Additionally, the Company has patented technology on antibiotic-receptor conjugates.

       MODULATORS

       Disease of the host is caused by bacterial products and destruction of the host tissues. The bacterial gene products causing this damage are involved in bacterial virulence and pathogenicity and are conserved among pathogenic bacteria. The Company believes that modulators or inhibitors of these bacterial virulence functions should be broadly acting and detrimental to the bacteria, thereby affecting its disease causing ability.

       The Company's NST technology is targeted to the genomic elements underlying bacterial pathogenesis and virulence. The Company has developed biochemical, molecular and genetic procedures to identify pathogenesis targets ex vivo and in animal models. These methods can be used to identify modulators of pathogenesis and virulence factors in an in vitro/ ex vivo environment that are clinically relevant. The Company currently has a natural compound analog library, and will continue to increase it. Modulation of pathogenesis and virulence factors is a novel approach to the prevention and treatment of bacterial diseases. Anti-pathogenesis and anti-virulence agents resulting from signal transduction and pathogenesis potentially offer advantages over traditional antibiotic therapy. Initial screening will be for gram positive pathogens.

       ANTIFLAMOXIDANTS(TM) (Anti-inflammatories/Anti-oxidants)

       As stated above, infectious diseases not only activate the immune system in the host, but also triggers the host inflammatory response. These host responses are directly caused by the infection and usually act together in a cascading effect to fight against the invading microbe. Inflammation in a controlled manner is important to fight against infections. However, uncontrolled inflammation, such as psoriasis, lupus and arthritis, can be a severe problem in some individuals. Some inflammatory diseases and other disorders, such as peptic ulcers, cardiovascular diseases and infertility, may occur as indirect results of an infection. For instance, disorders not previously known to be caused by infectious diseases, such as reactive arthritis, neurological disorders and various forms of cancers, more recently have been linked to prior infections.

       The presence of foreign microbes triggers host cells called leukocytes, or white blood cells, which are the first host cell types involved in defense against infection. Normally, these leukocytes are present in the blood, but migrate from the blood to the site of infection when triggered. Leukocytes play a vital role in both the immune and the inflammatory responses. The initial white blood cells recruit other inflammatory cells, such as macrophages, and immune system cells, such as B and T cells. These cells also release many other cellular molecules including cytokines (such as interleukins - IL1, IL2 and IL8, and TNF) and oxidative stress (reactive oxygen species ("ROS"), such as NO, O(2)(-) and OH.) that activate the immune system and enhance the inflammatory cascade.

       This cascade of inflammatory and immune response activity, when controlled, is the host's defense system against infection. However, in some instances this cascade escalates out of control. For instance, as stated above, one action of ROS is to activate signal transduction pathways. However, ROS also acts directly to damage cells by disrupting cellular structure and damaging cellular molecules. This action of ROS is not restricted to the microbes, but also can disrupt the host's cells as well. Thus, an overproduction of ROS is damaging to the host's tissue. Additionally, the unregulated production of cytokines and infiltration of inflammatory cells, such as neutrophils and macrophages, carries with it the infiltration of fluid, causing swelling and pain.

       Therefore, the Company's drug discovery program will also involve screening assays for identifying new anti-inflammatory and/or anti-oxidant drugs that may interfere with signal transduction pathways to block the overproduction of cytokines and cell-mediated inflammation, and/or block the overproduction of reactive oxygen species.

PRODUCTION FACILITY

       The Company contracts for the services of a FDA-approved pilot plant. This facility initially has been used for the production of the Company's Campylobacter and H. pylori whole cell vaccines for clinical trial purposes and for the Company's M. catarrhalis subunit vaccine. The pilot plant was established and operates in compliance with the FDA's Good Manufacturing Practices. See "Government Regulation." The Company anticipates that it will produce pilot and clinical trial lots of its other proposed vaccines in this pilot facility.

STRATEGY FOR COMMERCIAL DEVELOPMENT

       All of the Company's proposed products are in discovery, research, preclinical or clinical development. The Campylobacter vaccine is currently in a Phase II clinical trial, with two Phase I clinical trials successfully completed. A vaccine for H. pylori has successfully completed a Phase I clinical trial. All potential vaccine and therapeutic products will require substantial additional research and development, preclinical testing, clinical trials and/or regulatory approvals from the appropriate governmental agencies prior to commercialization. See "Government Regulation." The process from research to marketing could require significant expenditures over a number of years.

       In December 1994, the Company entered into a technology license agreement with PMC, whereby the Company granted an exclusive license to develop, produce and market any product using the Company's H. influenzae nontypeable Hin47 protein in all countries other than those in the Asia-Pacific region, as defined. Under the license agreement, PMC must use commercially reasonable efforts to develop a marketable product. However, at its option and for good cause, PMC may cease development upon 6 months' prior written notice to the Company and upon payment of all amounts due to the Company through the termination date, at which time the licensed technology reverts to the Company. The Company earned a license fee in 1994 and is entitled to milestone payments based on the licensee's performance or the passage of time. Three such milestone payments have subsequently been earned, including a $500,000 milestone payment in December 1998. Upon commercialization, the licensee is obligated to pay a guaranteed minimum annual royalty to the Company on sales of any product incorporating the Company's technology. The licensee successfully completed a Phase IA clinical trial in adults in 1997, a Phase IB clinical trial in children in 1998 and is currently conducting a Phase IC in infants, which evaluated the safety and immunogenicity of the vaccine. (The Company is currently finalizing the renegotiation of certain provisions of the license agreement).

       In August 1994, the Company entered into a CRADA with the United States Navy, whereby the Company granted Government Purpose License Rights to its Campylobacter vaccine technology. In exchange for the rights granted, the United States Navy agreed to conduct and fund the costs involved in Phase I, II and III clinical trials for the vaccine, subject to the availability of required funds. The Company retained all commercial rights to develop, produce and market any product involving its proprietary Campylobacter technology. Either party may terminate the CRADA upon thirty days written notice. Two Phase I trials have been successfully completed. A final report on the results of a Phase II clinical trial is being completed.

       Effective March 1996, the Company executed definitive agreements with SmithKline Beecham Corporation and SmithKline Beecham Biologicals Manufacturing s.a. ("SmithKline"), which established MCHV, to develop and commercialize human bacterial vaccines utilizing the Company's proprietary technologies. At December 31, 1998, the agreements provide for the following: the option by SmithKline to provide annual funding of research and development for future years; an exchange option granted by the Company to SmithKline enabling SmithKline to convert its equity interest in MCHV for 3,595,264 shares of the Company's common stock, under specified conditions; and a warrant granted by the Company to SmithKline enabling SmithKline to acquire up to 5,730,802 shares of the Company's common stock, under specified conditions, and only to the extent that stipulated options and warrants previously granted and outstanding as of the date of the establishment of the strategic alliance are exercised. The agreements also provide for SmithKline to make milestone payments and pay royalties to MCHV; and for SmithKline to reimburse the Company for expenses the Company incurs for agreed upon production lots of vaccines for clinical trials, the conduct of agreed upon clinical trials, and agreed upon prosecution and maintenance of the Company's patents and patent applications. SmithKline is responsible for conducting additional clinical trials, manufacturing, and sales and distribution.

 .      In April 1998, the Company established AntexPharma, to research and develop novel therapeutic alternatives to address the unmet clinical needs of antibiotic resistance and newly emerging diseases by applying the NST and ART platform technologies. AntexPharma will also seek to license and/or acquire additional technologies, suitable later stage development candidates, and products to further the Company's objectives. AntexPharma will pursue strategic alliance and financing opportunities related to therapeutic products.

       The Company may continue to grant licenses to certain of its proprietary technologies, reagents, and vaccine and therapeutic products in exchange for license fees, royalty payments and other compensation. The Company anticipates seeking such arrangements with respect to technologies that it is unwilling or unable to pursue on its own.

GOVERNMENT REGULATION

       The production and marketing of the Company's products and its research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, vaccines, drugs and certain diagnostic products are subject to FDA review of safety and efficacy. The Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of such products. Noncompliance with applicable requirements can result in criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, refusal of the government to approve Product License Applications ("PLAs"), New Drug Applications ("NDAs") or refusal to allow the Company to enter into supply contracts. The FDA also has the authority to revoke product licenses and establishment licenses previously granted.

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

       The FDA approval process for a new biological or pharmaceutical drug involves completion of preclinical studies and the submission of the results of these studies to the FDA in an IND, which must be approved before human clinical trials may be conducted. The results of preclinical and clinical studies on biological or pharmaceutical drugs are submitted to the FDA in the form of a PLA or NDA for product approval to commence commercial sales. In responding to a PLA or NDA, the FDA may require additional testing or information, or may deny the application. In addition to obtaining FDA approval for each biological or chemical product, an Establishment License Application ("ELA") must be filed and the FDA must inspect and license the manufacturing facilities for each product. Product sales may commence only when both PLA/NDA and ELA are approved.

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

PATENTS AND OTHER RIGHTS

       The Company has 14 allowed or issued U.S. Patents and 64 allowed or issued international patents. Currently there are seven pending patent applications in the United States, with corresponding international patent applications. Two of the issued patents and the corresponding foreign patent applications, are co-owned with other entities. The patent applications relate to novel proteins, their corresponding genes and uses thereof, and to the Company's ART and NST technologies. Collectively, the applications include composition claims for enhanced bacteria, receptors and their corresponding adhesins or toxins, method of use claims for the use of these compositions, for vaccines and for other antimicrobial products.

       The Company holds non-exclusive licenses for rights to 1 U.S. and 2 foreign patents covering VeroTest(R) and related technologies. Additionally the Company holds a non-exclusive license to 7 additional U.S. Patents related to carbohydrate receptors for microorganisms. The Company has made initial payments to the licensors, and royalty payments must be made if the Company markets products or services incorporating the licensed technologies.

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

       The Company requires each of its employees, consultants, and advisors to execute a confidentiality agreement and an invention agreement upon the commencement of an employment or consulting relationship with the Company. The employee agreements generally provide that all inventions conceived by the individual and all confidential or proprietary technology, including information and materials, developed or made known to the individual during the term of the relationship shall be the exclusive property of the Company and shall be kept confidential and not disclosed to third parties except under specified circumstances. The term of ownership of inventions by consultants and advisors varies depending primarily upon the policies of the academic and other institutions with which the consultants and advisors are associated. The Company has entered into nondisclosure agreements which are intended to protect its confidential information delivered to third parties for research or other purposes. There can be no assurance that these agreements will provide meaningful protection of the Company's confidential or proprietary technology in the case of unauthorized use or disclosure. Even if others do not gain unauthorized access to the Company's confidential or proprietary technology, there can be no assurance that others will not independently develop substantially equivalent proprietary technology. In addition, to the extent that strategic partners or consultants apply technological information developed independently by them or others to Company projects or apply Company technology to other projects, disputes may arise as to the ownership of proprietary rights to such technology.

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

EMPLOYEES

       At December 31, 1998, the Company had 30 full-time employees and contract personnel, of which 25 were in research and development. Of these personnel, 14 hold Ph.D. degrees. None of the employees is represented by a labor union. The Company considers its employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

       The Company leases approximately 24,000 square feet of laboratory and office space in Gaithersburg, Maryland, pursuant to a ten-year lease entered into in December 1998 which extended the term and expanded the space under its expiring lease. The lease provides for 1999 annual rent of approximately $375,400, with specified annual increases. In addition, the lease requires the Company to pay its pro-rata share of building operating expenses and administrative charges estimated at approximately $150,000 for 1999. Approximately 15,000 square feet of the facility is currently fully equipped as a state-of-the art biotechnology research facility. The Company believes that its equipped space and its intended renovation and expansion (See "Management's Discussion and Analysis of Financial Condition and Results of Operations") will provide facilities sufficient for the Company's planned activities for at least the next twelve months, with the exception of the need for a small animal facility and pilot plant. The Company currently contracts for these services from existing facilities and intends to continue to do so for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

       None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


PRICE RANGE OF COMMON STOCK

       The common stock, par value $.01, of the Company ("Common Stock") traded on the Nasdaq Small-Cap Market until January 11, 1995 at which time it was deleted. The Common Stock currently is quoted on the OTC Bulletin Board under its symbol ANTX. The range of high and low closing bid prices for the Common Stock for the years ended December 31, 1997 and 1998 as reported by Nasdaq is presented below. Such quotations reflect interdealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.


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
         2nd Quarter                                                                            13/16                   17/32
         3rd Quarter                                                                            1-1/4                    9/16
         4th Quarter                                                                            1-19/32                 23/32

                1998
                ----

         1st Quarter                                                                            1-1/4                   27/32
         2nd Quarter                                                                            1-5/32                  11/16
         3rd Quarter                                                                            23/32                    9/32
         4th Quarter                                                                            35/64                   37/128



       As of February 26, 1999, there were approximately 150 holders of record of the Common Stock.


DIVIDEND POLICY

       The Company has not paid dividends on its Common Stock and does not anticipate that any cash dividends will be paid in the foreseeable future.

STOCK ISSUANCE IN FOURTH QUARTER

       During the fourth quarter of 1998, 50,000 shares of Common Stock were issued to an investment banker in exchange for the surrender of a certain right. The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION

       The Company commenced operations in August 1991.

       Effective March, 1996, the Company executed definitive agreements with SmithKline Beecham Corporation and SmithKline Beecham Biologicals Manufacturing s.a. ("SmithKline"), establishing a corporate joint venture, MicroCarb Human Vaccines Inc. ("MCHV"), to develop and commercialize human bacterial vaccines utilizing the Company's proprietary technologies (see Note 6 to the financial statements).

       The strategic alliance with SmithKline is consistent with one aspect of the Company's overall strategy which, since its inception, has been to establish strategic partnerships and to focus on researching technologies with the goal of developing new products to prevent and treat infectious diseases and their related disorders. The Company is operating as a development stage enterprise.

RESULTS OF OPERATIONS

       Revenues for 1998 totalled $4,507,029 consisting of human bacterial vaccine research and development support of $3,168,286 and reimbursable expenses incurred of $679,711 pursuant to the strategic alliance with SmithKline, $159,032 from a Small Business Innovation Research ("SBIR") grant, and a $500,000 milestone payment from Pasteur Merieux Connaught.

       Revenues for 1997 totalled $4,755,712 consisting of human bacterial vaccine research and development support of $2,820,612 and reimbursable expenses incurred of $1,275,726 pursuant to the strategic alliance with SmithKline, $509,374 from SBIR grants, and a $150,000 milestone payment from Pasteur Merieux Connaught.

       Research and development expenses in 1998 increased $666,656, or 17.3%, to $4,525,772 in comparison to $3,859,116 in 1997. The increase is due to the $250,000 buy-back of therapeutic technology previously licensed to GalaGen Inc.; to expenditures, including the cost of additional personnel, resulting directly from the increase in activities related to therapeutics; and to increased expenditures directly related to the strategic alliance with SmithKline.

       General and administrative expenses in 1998 decreased $285,996, or 17.4%, to $1,357,193 in comparison to $1,643,189 in 1997. The decrease is attributable primarily to the nonrecurrence of the fees incurred in 1997 in connection with overseas patent application filings and to reduced general legal fees.

       The noncash expense of $1,711,814 in 1998 resulted from the cashless exercise of the Placement Agent's unit purchase option. The expense represents the excess of the cost of the treasury shares over the fair value of the common stock at the date of the issuance of the common stock.

       The decrease in interest income in 1998 in comparison to 1997 reflects the decrease in cash available for investing.

LIQUIDITY AND CAPITAL RESOURCES

       As a development stage company, the Company's operating activities have been limited primarily to research and development involving its proprietary technologies, and accordingly, have generated limited revenues. The Company is scheduled to receive at least $2,000,000 in 1999 in research and development payments from SmithKline covering the period March 1, 1999 to December 31, 1999. Additionally, the costs incurred by the Company associated with a recently completed Phase I clinical trial for Helicobacter pylori, the agreed upon production of vaccine material, and the prosecution of the Company's applicable patents and patent applications are reimbursable by SmithKline.

       During 1999, MCHV will continue to assess to which human bacterial vaccine research projects resources will be allocated. The Company anticipates that its research and development expenses related to human bacterial vaccines will continue to be substantial for the foreseeable future and anticipates that funding will be provided in part through the strategic alliance with SmithKline. The Company intends to utilize a portion of its available resources in pursuing these vaccine activities and research and development activities in therapeutics. To fund these research and development activities and general and administrative expenses, the Company will be required to rely on its current assets and future financings.

       For 1999, the Company currently anticipates that it will maintain its total employees and contract personnel at approximately the 1998 year end total of 30.

       In December 1998, the Company concluded negotiations for an extension of its facility lease and an expansion of its existing space. Estimated construction costs and equipment acquisitions related to the planned renovation and expansion of the Company's facility total approximately $2.5 million. Anticipated financing from the landlord is expected to fund approximately $1.6 million of this estimate. The Company is currently in discussions with various lenders to secure debt financing for the balance. To the extent that the Company is unsuccessful in obtaining the additional financing required, the resulting shortfall may necessitate the curtailment or elimination of the Company's planned facility renovation and expansion.

       In order to sustain its research and development programs beyond the first quarter of 2000, as well as to fund its future operations, the Company will continue to seek additional financing. The Company has no lines of credit. In seeking additional funding, the Company continues to examine a range of possible transactions, including: additional strategic alliances; possible increases in research and development funding by SmithKline; additional equity or debt public offerings and private placements; the sale and leaseback of existing assets; and additional grants and contracts. However, there is no assurance that additional funds will be available from these or any other sources or, if available, that the terms on which such funds can be obtained will be acceptable to the Company.

       If the Company is unsuccessful in its efforts to obtain sufficient financing to continue to fund its current operations, the Company will be required to reduce its level of operations. The Company may seek to enter into a business combination transaction that would involve the merger or sale of the Company in order to preserve shareholder value.

       The report of the independent accountants on the Company's financial statements contains an explanatory paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern.

NEW ACCOUNTING STANDARD

       The Financial Accounting Standards Board has issued a new standard. Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, which becomes effective for years beginning after June 15, 1999, requires that every derivative instrument be recorded in the balance sheet as either as asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes that the effect of adoption of SFAS 133 will not be material to the Company's financial statements.

YEAR 2000 DISCLOSURE

       The Company has initiated its Year 2000 compliance program, the purpose of which is to identify those systems that are not yet Year 2000 compliant, and to initiate replacement or other remedial action to assure that systems will continue to operate in the Year 2000. The Company expects to complete its assessment by April 30, 1999, which includes third party confirmations from the Company's key suppliers, vendors and business partners, with respect to their computers, software and systems, and their ability to maintain normal operations in the Year 2000. To the extent that the Company is not satisfied with the status of a vendor's Year 2000 compliance or remediation plans, the Company expects to develop and implement appropriate contingency plans. Such contingency plans will include the development of alternative sources for the product or service provided by any non-compliant vendor.

       The Company has already initiated the removal and exchange of some non-compliant systems and expects to continue such replacement or other remedial action to ensure that its computers, software and systems, and other systems will continue to operate in the Year 2000. These activities are intended to encompass all major categories of systems used by the Company, including laboratory instrumentation, building systems, and financial systems, among others. In some instances, the installation of new software and hardware in the normal course of business is being accelerated to also afford a solution to Year 2000 issues. Year 2000 spending is expected to total less than $100,000, of which the Company has incurred approximately $30,000. The total cost estimate is based on the Company's assessment as of December 31, 1998 and is subject to change as the compliance program progresses.

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

ITEM 7.  FINANCIAL STATEMENTS


                   Index to Consolidated Financial Statements

                              Antex Biologics Inc.


Report of Independent Accountants.........................................................................29

Consolidated Balance Sheets as of December 31, 1997 and 1998..............................................30

Consolidated Statements of Operations for the years ended December 31, 1997 and
  1998 and the period August 3, 1991 (inception) to December 31, 1998.....................................31

Consolidated Statements of Stockholders' Equity (Deficit) for the period
  August 3, 1991 (inception) to December 31, 1998......................................................32-33

Consolidated Statements of Cash Flows for the years ended December 31, 1997 and
  1998 and the period August 3, 1991 (inception) to December 31, 1998..................................34-35

Notes to Consolidated Financial Statements.............................................................36-47

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Antex Biologics Inc.


In our opinion the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Antex Biologics Inc. (a development stage enterprise) at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended and for the period January 1, 1993 to December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Company for the period August 3, 1991 (inception) to December 31, 1992. The financial statements for the period August 3, 1991 (inception) to December 31, 1992 were audited by other auditors, whose report, dated February 28, 1993, expressed an unqualified opinion on those statements. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, to fund the expected levels of operating and capital expenditures for 1999 and early 2000, the Company will require additional sources of cash before March 31, 2000. There can be no assurance the Company will be successful in raising sufficient capital, on a timely basis, to meet its cash needs and there exists a substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                     PricewaterhouseCoopers LLP

McLean, Virginia
February 26, 1999

                              Antex Biologics Inc.
                        (a development stage enterprise)

                           CONSOLIDATED BALANCE SHEETS

                                                                                                   DECEMBER 31
                                                                                          1997                   1998
                                                                                          ----                   ----
ASSETS
Current assets:
  Cash and cash equivalents                                                           $ 5,697,156             $4,856,479
  Accounts and other receivables                                                          666,253                 78,251
  Prepaid expenses                                                                        251,340                 98,689
  Deferred compensation trust                                                                   -                264,920
                                                                                       ----------             ----------
Total current assets                                                                    6,614,749              5,298,339
Property and equipment, net                                                               446,861                665,442
Deferred compensation trust                                                               229,405                      -
Restricted cash                                                                                 -                146,600
Other                                                                                      68,230                 73,944
                                                                                         --------             ----------
                                                                                       $7,359,245             $6,184,325
                                                                                        =========              =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                                $  531,345             $  458,194
  Deferred research and development revenue                                               554,152                568,488
  Deferred compensation                                                                         -                264,920
                                                                                       ----------             ----------
Total current liabilities                                                               1,085,497              1,291,602
Deferred gain on equipment                                                                106,983                107,994
Deferred compensation                                                                     229,405                      -
Excess of fair value over cost of net assets acquired, net
 of accumulated amortization of $181,180 and $209,416                                     101,173                 72,937
Other                                                                                      19,647                  2,625

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
   authorized; none outstanding                                                                 -                      -
  Common stock, $.01 par value; 95,000,000 shares
   authorized; 22,480,304 and 29,287,353 shares
   issued                                                                                 224,803                292,874
  Additional paid-in capital                                                           17,752,839             20,694,942
  Deficit accumulated during the development stage                                    (12,161,102)           (14,994,789)
  Treasury stock - 3,423,627 shares                                                             -             (1,283,860)
                                                                                       ----------              ---------
Total stockholders' equity                                                              5,816,540              4,709,167
                                                                                       ----------             ----------
                                                                                       $7,359,245             $6,184,325
                                                                                       ==========             ==========


The accompanying notes are an integral part of these financial statements.

                             Antex Biologics Inc.
                       (a development stage enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED                        AUGUST 3, 1991
                                                                      DECEMBER 31                        (INCEPTION)
                                                                 -----------------------
                                                                                                              TO
                                                                 1997               1998              DECEMBER 31, 1998
                                                                 ----               ----              -----------------
Revenues                                                     $ 4,755,712        $ 4,507,029              $13,961,927
                                                             -----------        -----------              -----------
Expenses:
     Research and development                                  3,859,116          4,525,772               17,784,523
     General and administrative                                1,643,189          1,357,193                9,955,251
                                                               ---------          ---------                ---------
 Total expenses                                                5,502,305          5,882,965               27,739,774
                                                               ---------          ---------               ----------
Loss from operations                                            (746,593)        (1,375,936)             (13,777,847)

Other income (expense):
     Interest income                                             314,040            254,063                1,203,229
     Cost of treasury shares in excess
      of fair value                                                    -         (1,711,814)              (1,711,814)

     Interest expense                                            (10,123)                 -                 (708,357)
                                                               ----------       -----------              -----------
Net loss                                                     $  (442,676)       $(2,833,687)            $(14,994,789)
                                                             ============       ============            ============

Loss per share:
     Basic and diluted                                            $(0.02)            $(0.12)
                                                                  =======            =======
Weighted average shares
     outstanding:
     Basic and diluted                                        22,188,172         23,184,075
                                                              ==========         ==========


The accompanying notes are an integral part of these financial statements.

                             Antex Biologics Inc.
                       (a development stage enterprise)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

        For the Period August 3, 1991 (inception) to December 31, 1998

                                                                                                    PREFERRED STOCK
                                                                                           -----------------------------------
                                                                                               SHARES           PAR VALUE
                                                                                           -----------------------------------
Initial capitalization ($.20 per share)                                                                  -             $    -
Net loss                                                                                                 -                  -
                                                                                           -----------------------------------

Balance at December 31, 1991                                                                             -

                                                                                                         -                  -
Sale of common stock for cash, January 1992 ($4.61 per share)                                            -                  -
Sale of common stock for cash, February 1992 ($6.90 per share)                                           -                  -
Issuance of common stock for services, March 1992 to July 1992 ($2.00 per share)                   113,700              1,137
Conversion of notes payable into preferred stock, September 1992 ($4.48 per share)                  89,328                893
Sale of preferred stock for cash, September 1992 ($4.48 per share)
Issuance of preferred stock upon exercise of warrants, September 1992                               46,900                469
      ($1.92 per share)
Issuance of common stock for cash ($1.00 per share) and services ($1.00 per share),
      October 1992                                                                                       -                  -
Conversion of preferred stock into common stock, December 1992                                    (249,928)            (2,499)
Sale of common stock and warrants for cash, December 1992 ($4.84 per unit,
      net of offering costs of $1,396,893 or $1.16 per unit                                              -                  -
Net loss                                                                                                 -                  -
                                                                                           -----------------------------------

Balance at December 31, 1992                                                                             -                  -

Sale of common stock and warrants for cash, January 1993 ($5.27 per unit, net
      of offering costs of $131,723 or $.73 per unit)                                                    -                  -
Compensation and consulting expense in connection with options granted                                   -                  -
Net loss                                                                                                 -                  -
                                                                                           -----------------------------------

Balance at December 31, 1993                                                                             -                  -
Net loss                                                                                                 -                  -
                                                                                           -----------------------------------

Balance at December 31, 1994                                                                             -                  -

Sale of common stock and warrants for cash, March and April 1995 ($39,972 per
      unit, net of offering costs of $706,971 or $10,028 per unit)                                       -                  -
Required registration of common stock and warrants, October 1995
      ($1,525 per unit)                                                                                  -                  -
Net loss                                                                                                 -                  -
                                                                                           -----------------------------------

Balance at December 31, 1995                                                                             -                  -


The accompanying notes are an integral part of these financial statements.

                                                        DEFICIT
         COMMON STOCK                                 ACCUMULATED           TREASURY STOCK
                                     ADDITIONAL        DURING THE
---------------------------------                                     ----------------------------
                                      PAID-IN         DEVELOPMENT
   SHARES            PAR VALUE                                          SHARES       COST             TOTAL
                                      CAPITAL            STAGE
--------------------------------------------------------------------------------------------------------------------
     390,830              $3,908         $  74,093       $        -             -      $       -          $  78,001
           -                   -                 -         (941,145)            -              -           (941,145)
--------------------------------------------------------------------------------------------------------------------


     390,830               3,908            74,093         (941,145)            -              -           (863,144)
      43,430                 435           199,565                -             -              -            200,000
     115,801               1,158           798,842                -             -              -            800,000
           -                   -           383,014                -             -              -            383,014
           -                   -           507,972                -             -              -            509,109
           -                   -           399,296                -             -              -            400,189

           -                   -            89,531                -             -              -             90,000

      75,000                 750           149,250                -             -              -            150,000
     249,928               2,499                 -                -             -              -                  -

   1,200,000              12,000         5,791,227                -             -              -          5,803,227
           -                   -                 -       (2,415,723)            -              -         (2,415,723)
--------------------------------------------------------------------------------------------------------------------

   2,074,989              20,750         8,392,790       (3,356,868)            -              -          5,056,672



     180,000               1,800           946,477                -             -              -            948,277
           -                   -            64,011                -             -              -             64,011
           -                   -                 -       (2,725,902)            -              -         (2,725,902)
--------------------------------------------------------------------------------------------------------------------

   2,254,989              22,550         9,403,278       (6,082,770)            -              -          3,343,058
           -                   -                 -       (3,040,032)            -              -         (3,040,032)
--------------------------------------------------------------------------------------------------------------------

   2,254,989              22,550                         (9,122,802)            -              -            303,026
                                         9,403,278


  10,071,630             100,716                                  -             -              -          2,818,030
                                         2,717,314
           -                   -                                  -             -              -           (107,530)
           -                   -          (107,530)      (3,131,059)            -              -         (3,131,059)
--------------------------------------------------------------------------------------------------------------------

  12,326,619             123,266        12,013,062      (12,253,861)            -              -           (117,533)

                                                                    (Continued)

                             Antex Biologics Inc.
                       (a development stage enterprise)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

        For the Period August 3, 1991 (inception) to December 31, 1998

                                                                                                       PREFERRED STOCK
                                                                                              -----------------------------------
                                                                                                  SHARES           PAR VALUE
                                                                                              -----------------------------------
Issuance of exchange option, May 1996 ($.37 per share, net of related costs of $351,082)                    -             $    -
Issuance of common stock upon exercise of Class B Warrants and stock options,
     May - August 1996, ($.50 per share, net of related costs of $214,811)                                  -                  -
Net income                                                                                                  -                  -
                                                                                              -----------------------------------

Balance at December 31, 1996                                                                                -                  -

Issuance of common stock upon excise of stock options, October 1997                                         -                  -
Net loss                                                                                                    -                  -
                                                                                              -----------------------------------

Balance at December 31, 1997                                                                                -                  -

Forfeiture of escrowed shares, May 1998                                                                     -                  -
Cashless exercise of Placement Agent's unit purchase option, September 1998
     ($121,430 per unit)                                                                                    -                  -
Issuance of common stock for services, October 1998 ($.29 per share)                                        -                  -
Net loss                                                                                                    -                  -
                                                                                              -----------------------------------

Balance at December 31, 1998                                                                                -              $   -
                                                                                              ===================================

The accompanying notes are an integral part of these financial statements.

                                                        DEFICIT
         COMMON STOCK                                 ACCUMULATED           TREASURY STOCK
                                     ADDITIONAL        DURING THE
---------------------------------                                     ----------------------------
                                      PAID-IN         DEVELOPMENT
   SHARES            PAR VALUE                                          SHARES       COST             TOTAL
                                      CAPITAL            STAGE
--------------------------------------------------------------------------------------------------------------------
            -          $        -        $   979,166     $        -               -       $    -       $   979,166

   10,153,060             101,531          4,760,188              -               -            -         4,861,719
            -                   -                  -        535,435               -            -           535,435
--------------------------------------------------------------------------------------------------------------------

   22,479,679             224,797         17,752,416    (11,718,426)              -            -         6,258,787

          625                   6                423              -               -            -               429
            -                   -                  -       (442,676)              -            -          (442,676)
--------------------------------------------------------------------------------------------------------------------

   22,480,304             224,803         17,752,839    (12,161,102)              -            -         5,816,540

     (291,663)             (2,916)             2,916              -               -            -                 -

    7,048,712              70,487          2,925,187               -      3,423,627   (1,283,860)        1,711,814
       50,000                 500             14,000              -               -            -            14,500
            -                   -                  -     (2,833,687)              -            -        (2,833,687)
--------------------------------------------------------------------------------------------------------------------

   29,287,353          $  292,874        $20,694,942   $(14,994,789)      3,423,627  $(1,283,860)       $4,709,167
====================================================================================================================

                             Antex Biologics Inc.
                       (a development stage enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED                AUGUST 3, 1991
                                                                                 DECEMBER 31                 (INCEPTION)
                                                                           ------------------------
                                                                                                                  TO
                                                                           1997                1998       DECEMBER 31, 1998
                                                                           ----                ----       -----------------
OPERATING ACTIVITIES
Net loss                                                                $ (442,676)        $(2,833,687)       $(14,994,789)
Adjustments to reconcile net loss to net
   cash used in development stage activities:

     Depreciation and amortization of
          property and equipment, net of
          amortization of deferred gain on
          sale/leaseback and equipment                                      80,688              99,230             296,095
     Amortization of deferred credits                                      (53,807)            (70,830)           (412,790)
     Expense recorded on cashless exercise
          of common stock options and
          warrants                                                               -           1,711,814           1,711,814
     Writedown of construction in progress                                       -             174,400             174,400
     Expense recorded on issuance of
       common stock and vesting of options                                       -              14,500             545,634

     Changes in operating assets and liabilities:
          Accounts and other receivables                                  (570,585)            588,002             (78,251)
          Prepaid expenses                                                 148,044             152,651              17,553
          Other assets                                                     (68,230)             (5,714)            (73,944)
          Accounts payable and accrued
               expenses                                                    259,226             (47,579)             51,186
          Deferred research and development                               (220,612)              5,314             528,900
          Due from affiliate                                                     -                   -             420,448
                                                                         ----------         -----------       ------------

Net cash used in development stage activities                             (867,952)           (211,899)        (11,813,744)
                                                                         ----------         -----------        ------------

INVESTING ACTIVITIES
Purchase of property and equipment                                        (202,745)           (482,178)           (988,356)
Decrease (increase) in restricted cash                                     300,000            (146,600)           (146,600)
                                                                         ---------          -----------       -------------
Net cash provided by (used in)
   investing activities                                                     97,255            (628,778)         (1,134,956)
                                                                         ----------         -----------       -------------

       The accompanying notes are an integral part of these financial
statements.         (Continued)

                             Antex Biologics Inc.
                       (a development stage enterprise)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                              YEAR ENDED                    AUGUST 3, 1991
                                                                             DECEMBER 31                      (INCEPTION)
                                                                     ---------------------------
                                                                                                                  TO
                                                                     1997                   1998           DECEMBER 31, 1998
                                                                     ----                   ----           -----------------
FINANCING ACTIVITIES
Net proceeds from sales of common stock
     and warrants and the exchange option                          $        -           $        -             $11,516,170

Net proceeds from exercise of warrants
     and stock options                                                    429                    -               4,862,148
Proceeds from sale and leaseback
     agreement                                                              -                    -               2,164,792
Principal repayments on sale and
     leaseback agreement                                             (451,412)                   -              (2,164,792)
Proceeds from issuance of notes payable                                     -                    -                 500,000
Proceeds from sale of preferred stock                                       -                    -                 400,189
Proceeds from exercise of warrants                                          -                    -                  90,000
                                                                   ----------           ----------             -----------
Net cash provided by (used in)
     financing activities                                            (450,983)                   -              17,368,507
                                                                   -----------          ----------             -----------
Net increase (decrease) in cash and
     cash equivalents                                              (1,221,680)            (840,677)              4,419,807

Cash and cash equivalents at
     beginning of period                                            6,918,836            5,697,156                 436,672
                                                                   ----------           ----------               ---------
Cash and cash equivalents at
     end of period                                                 $5,697,156           $4,856,479              $4,856,479
                                                                   ==========           ==========              ==========

Supplemental cash flows disclosures:
     Cashless exercise of common stock
       options and warrants                                        $        -           $2,995,674              $2,995,674

     Treasury stock acquired from cashless
       exercise of common stock options and
       warrants                                                    $        -           $1,283,860              $1,283,860
     Notes payable and accrued interest
       converted to preferred stock                                $        -           $        -              $  509,109
     Sale and leaseback of property and
       equipment                                                   $        -           $        -              $2,099,175
     Capitalized equipment                                         $  152,832           $   45,110              $  197,942
     Deferred compensation                                         $   38,216           $   35,515              $  264,920
     Interest paid                                                 $   10,123           $        -              $  699,248

     The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements


1.     BUSINESS AND FINANCING

BUSINESS

       Antex Biologics Inc. (the "Company") is a biopharmaceutical company committed to improving human health by developing new products to prevent and treat infectious diseases and related disorders. With respect to its human bacterial vaccine research and development, the Company currently has a strategic alliance with SmithKline Beecham and technology license agreements with Pasteur Merieux Connaught and the United States Navy.

       Since inception, the Company's revenues have been generated solely in support of its research and development activities and as of December 31, 1998, the Company's research and products are not sufficiently developed to enable the Company to generate sufficient revenues on an ongoing basis. As a result, the Company is considered to be in the development stage.

FINANCING

       In order to develop, manufacture, and market commercial products effectively, the Company will require additional financing until such time that product sales are of sufficient volume to generate positive cash flows from operations. Based on the expected levels of operating and capital expenditures for 1999 and 2000, in order to continue its operations, the Company will require additional sources of cash before March 31, 2000. Possible sources of funds are additional strategic alliances, increases in research and development funding by SmithKline Beecham, additional equity or debt public offerings and private placements, the sale and leaseback of existing assets, and additional grants and contracts.

       While the Company has previously been successful in raising additional capital, there can be no assurance that it will be able to raise sufficient capital to continue its operations. If the Company is unsuccessful in its efforts to obtain sufficient financing to continue to fund its current operations, the Company will be required to reduce or cease operations. The Company may also seek to enter into a business combination transaction that would involve the merger or sale of the Company in order to preserve shareholder value. Accordingly, there exists a substantial doubt about the Company's ability to continue as a going concern.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

       The financial statements include the accounts of Antex Biologics Inc., its wholly-owned inactive subsidiary, Antex Pharma Inc., incorporated in April 1998, and its 73.75% owned subsidiary, MicroCarb Human Vaccines Inc. All intercompany transactions have been eliminated.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements

CASH EQUIVALENTS

       The Company considers all short-term, highly liquid investments with a maturity of three months or less on the date of purchase to be cash equivalents. The Company invests its excess cash in a money market fund with a major bank. This fund invests in securities of the U.S. Government and other short-term, high quality fixed income, money market investments. The Company has not had any losses on its cash equivalents.

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

EXCESS OF FAIR VALUE OVER COST OF NET ASSETS ACQUIRED

       The excess of fair value over cost of net assets acquired resulting from the acquisition of the Company on August 3, 1991 is being amortized over a period of ten years, using the straight-line method, and is included in general and administrative costs in the consolidated statements of operations. The amounts of $28,236, $28,236, and $209,416 have been reflected as contra-expenses for the years ended December 31, 1997 and 1998, and for the period August 3, 1991 (inception) to December 31, 1998, respectively.

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

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements

end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

EARNINGS PER SHARE

       Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period. The Company did not have any dilutive potential common shares during the years ended December 31, 1997 and 1998. Net loss as reported is applicable to common shareholders and was not adjusted for the computation of basic or diluted earnings per share.

       The following table reconciles the weighted average number of common shares outstanding during each year with the number for basic and diluted earnings per share.

                                                                            1997             1998
                                                                         ----------       ----------

                      Weighted average shares outstanding                22,479,835       23,294,348
                      Escrowed shares                                      (291,663)        (110,273)
                                                                         -----------      -----------
                      Weighted average shares outstanding -
                              basic and diluted                          22,188,172       23,184,075
                                                                         ==========       ==========


COMPREHENSIVE INCOME

       The Company does not have items of comprehensive income other than net loss.

NEW ACCOUNTING STANDARD

       Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, which becomes effective for years beginning after June 15, 1999, requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes that the effect of adoption of SFAS 133 will not be material to the Company's financial statements.

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


3.     PROPERTY AND EQUIPMENT

       Property and equipment consists of the following:

                                                                                        DECEMBER 31
                                                                                  1997               1998
                                                                              ----------           -----------

                      Research and development equipment                     $ 2,319,304          $ 2,510,524
                      Office equipment                                            93,709              113,013
                      Leasehold improvements                                     320,772              320,772
                      Construction in progress                                    24,400              166,764
                                                                              ----------           ----------
                                                                               2,758,185            3,111,073
                      Accumulated amortization and depreciation               (2,311,324)          (2,445,631)
                                                                              -----------          -----------
                                                                              $  446,861           $  665,442
                                                                              ==========           ==========


4.     INCOME TAXES

       Significant components of the net deferred tax asset are as follows:

                                                                             DECEMBER 31
                                                                       1997              1998
                                                                   -----------        ----------
                      Deferred tax assets:
                        Net operating loss carryforwards
                           generated                               $ 4,589,700       $ 5,010,500
                        Research and development tax credit
                           carryforwards                               226,100           226,100
                        Other deferred tax assets                      431,400           452,800
                                                                    ----------         ---------
                                                                     5,247,200         5,689,400
                      Valuation allowance                           (5,247,200)       (5,689,400)
                                                                    ----------        ----------
                      Net deferred tax asset                       $         -       $         -
                                                                    ==========        ==========

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements

       Management has provided a full valuation allowance against total deferred tax assets as of the balance sheet dates because the Company's ability to generate sufficient future taxable income is uncertain.

       As of December 31, 1998, the Company had net operating loss carryforwards of approximately $12,974,000 for federal and state tax reporting purposes which will expire in years 2006 to 2013. Due to certain changes in ownership, the Company's ability to utilize tax net operating loss carryforwards arising prior to April 1995 is limited.


5.     COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATION

       Effective December 1, 1998, the Company entered into a cancelable operating lease for approximately 24,000 square feet expiring in November 2008, with an option to extend an additional five years, covering its existing research facilities/office space and additional undeveloped space. The lease provides for a tenant improvement allowance, available through January 2000, for renovation and expansion; such allowance being repayable as additional rent over the term of the lease and option. The lease requires the Company to pay its pro-rata share of building operating expenses and administrative charges, and provides for an annual increase in the base rent.

       The terms of the lease provide the Company a one-time right to terminate at the forty-eighth month. If the Company elects to terminate and does not relocate to another building owned by the landlord, as defined, then the Company will be required to reimburse the landlord the unamortized balance of the tenant improvement allowance, as defined, and the unamortized balance of the broker's fee (approximately $84,000). Future minimum lease payments assuming the termination right is exercised are as follows:

                                Year                         Amount
                                ----                         ------

                                1999                      $  375,400
                                2000                         427,400
                                2001                         440,200
                                2002                         414,600
                                                             -------
                                                          $1,657,600
                                                           =========

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements

       Rent expense was approximately $232,000, $219,000, and $1,569,000 for the years ended December 31, 1997 and 1998, and the period August 3, 1991 (inception) to December 31, 1998, respectively.

FACILITY RENOVATION AND EXPANSION

       The Company has funded the preconstruction costs related to the renovation and expansion of its facilities, and continues to review its plans for the leased space. The current estimated cost for the building improvements and related equipment and furnishings is approximately $2.5 million, of which approximately $1.6 million would be covered by the tenant improvement allowance available from the landlord.


6.     STRATEGIC ALLIANCE

       Effective March 1996, the Company entered into definitive agreements with SmithKline Beecham Corporation and SmithKline Beecham Biologicals Manufacturing s.a. ("SmithKline") which established a corporate joint venture, MicroCarb Human Vaccines Inc. ("MCHV"), to develop and commercialize human bacterial vaccines utilizing the Company's proprietary technologies. At December 31, 1998, the agreements provide for the following: the option by SmithKline to provide annual funding of research and development activities for future years; an exchange option granted by the Company to SmithKline enabling SmithKline to convert its 26.25% equity interest in MCHV for 3,595,264 shares of the Company's common stock, under specified conditions; and a warrant granted by the Company to SmithKline enabling SmithKline to acquire up to 5,730,802 shares of the Company's common stock, under specified conditions, and only to the extent that stipulated options and warrants previously granted and outstanding as of the date of the establishment of the strategic alliance are exercised. The agreements also provide for SmithKline to make milestone payments and pay royalties to MCHV; and for SmithKline to reimburse the Company for expenses the Company incurs for agreed upon production lots of vaccines for clinical trials, the conduct of agreed upon clinical trials, and agreed upon prosecution and maintenance of the Company's patents and patent applications. As further stipulated in the agreements, SmithKline will be responsible for conducting additional clinical trials, manufacturing, and sales and distribution.

       The Company recognized revenue related to human bacterial vaccine research and development and qualifying reimbursable expenses pursuant to these agreements of $4,096,338, $3,847,977, and $9,841,766 for the years ended
December 31, 1997 and 1998, and for the period August 3, 1991 (inception) to December 31, 1998, respectively.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements

7.     TECHNOLOGY LICENSE AGREEMENTS

       In December 1994, the Company entered into a technology license agreement with Pasteur Merieux Connaught , whereby the Company granted an exclusive license to develop, produce and market any product using the Company's Haemophilus influenzae nontypeable Hin47 adhesion protein in all countries other than those of the Asia-Pacific region, as defined. The Company earned a license fee in 1994 and is entitled to milestone payments based on the licensee's performance or the passage of time. Three such milestone payments have subsequently been earned, including a $500,000 milestone payment in December 1998. Upon commercialization, the licensee is obligated to pay a guaranteed minimum annual royalty to the Company on sales of any product incorporating the Company's technology. The licensee has successfully completed Phase IA and Phase IB clinical trials. A Phase IC clinical trial is in progress. The Company is currently finalizing the renegotiation of certain provisions of the license agreement.

       In August 1994, the Company entered into a Cooperative Research and Development Agreement ("CRADA") with the United States Navy, whereby the Company granted Government Purpose License Rights to its Campylobacter vaccine technology. In exchange for the rights granted, the United States Navy agreed to conduct and fund the costs involved in Phase I, II and III clinical trials for the vaccine, subject to the availability of required funds. The Company retained all commercial rights to develop, produce and market any product involving the Campylobacter technology. Either party may terminate the CRADA upon thirty days written notice. Two Phase I clinical trials have been successfully completed. A final report on the results of a Phase II clinical trial is being completed.


8.     CAPITAL TRANSACTIONS

INITIAL PUBLIC OFFERING

       In December 1992, the Company closed an initial public offering of 1,200,000 units at $6.00 per unit, each unit consisting of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock at $7.50 per share. In January 1993, the Company sold an additional 180,000 units at $6.00 per unit. In December 1997, the warrants related to these units expired.

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

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements

at an exercise price of $0.50 per share. The Class B warrants were exercised in their entirety in 1996 resulting in gross proceeds to the Company of approximately $5,072,000.

       In connection with the private placement, the Company issued to the Placement Agent a unit purchase option granting the Placement Agent and any of its designees the option to purchase 24.67 units from the Company at a purchase price of $50,000 per unit. Each warrant comprising the Placement Agent's units had the same terms and conditions as did a Class B warrant, except that it was not subject to redemption by the Company. The unit purchase option was exercisable for a two-year period commencing on March 24, 1998.

       In June 1998, the Company offered the Placement Agent and its designees the opportunity to exercise the units in their entirety on a cashless basis at the then current price of the Company's common stock of $0.875 per share. The offer was subsequently accepted and the units were exercised in their entirety. The Company issued 7,048,712 shares of common stock under the terms of the Placement Agent's unit purchase option, including 3,524,356 common shares for the assumed exercise of the Class B warrants. As consideration for the exercise of the Placement Agent's unit purchase option, the Company withheld 3,423,627 shares of common stock based upon the total consideration due of $2,995,674 at the June 1998 common stock price of $0.875 per share. The shares withheld were recorded as treasury shares.

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

COMMON STOCK

       As of December 31, 1998, common stock reserved for future issuance includes the following:

        Common Stock Warrants:
            SmithKline                                                                          5,730,802
        Common Stock Options:
            Stock option plans                                                                  9,189,375
            SmithKline exchange option                                                          3,595,264
                                                                                                ---------
        Total                                                                                  18,515,441
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

STOCK OPTIONS OUTSTANDING

       Stock options outstanding under these plans are as follows:

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements

                                                            DIRECTORS' PLAN                            PLAN
                                                            ---------------                            ----

                                                                          WEIGHTED                                WEIGHTED
                                                                          AVERAGE                                 AVERAGE
                                                                          EXERCISE                                EXERCISE
                                                       SHARES              PRICE            SHARES                  PRICE
                                                       ------             -------           ------                 -------

     December 31, 1996                                 111,300              $2.40          3,700,011                $1.03

     Granted                                           101,052              $0.59            456,000                $0.84
     Expired                                           (10,000)             $6.00            (22,875)               $0.68
     Exercised                                               -                                  (625)               $0.69
                                                      --------                             ----------

     December 31, 1997                                 202,352              $1.32          4,132,511                $1.01

     Granted                                           120,001              $0.75          1,365,000                $0.29
     Expired                                            (8,000)             $6.00           (151,336)               $0.64
                                                      ---------                            ----------

     December 31, 1998                                 314,353              $0.98          5,346,175                $0.84
                                                       =======                             =========

       The range of exercise prices for options outstanding as of December 31, 1998 was $0.59 to $3.75 and $0.29 to $6.00 for the Directors' Plan and the Plan, respectively. Additional information regarding options outstanding and exercisable as of December 31, 1998 is as follows:

                                                 WEIGHTED    WEIGHTED                      WEIGHTED
                                                 AVERAGE     AVERAGE                       AVERAGE
                  EXERCISE      OUTSTANDING      EXERCISE      LIFE        EXERCISABLE     EXERCISE
                   PRICE           SHARES         PRICE      REMAINING        SHARES         PRICE
                  -------         --------       -------     ---------       --------       -------
                     $0.29        1,290,000        $0.29     9.8 years          39,684        $0.29
            $0.37 to $0.56        3,025,000        $0.48     6.8 years       2,823,569        $0.48
            $0.59 to $0.87          595,053        $0.74     6.6 years         336,613        $0.73
            $0.97 to $1.81          378,808        $1.12     6.8 years         191,308        $1.27
            $2.00 to $4.00           36,667        $2.93     4.2 years          36,667        $2.93
                     $6.00          335,000        $6.00     5.0 years         335,000        $6.00
                                    -------                                    -------
                                  5,660,528        $0.85                     3,762,841        $1.00
                                  =========                                  =========

STOCK-BASED COMPENSATION DISCLOSURE

       The Company has adopted the disclosure-only provisions of SFAS 123 for its stock options plans. The Plan provides for the issuance of stock options that generally vest over a four year period and have a maximum term of ten years. The Directors' Plan provides for the issuance of stock options that vest over a one year period and have a maximum term of five years. Had compensation cost for the Company's stock option plans been determined on the fair value at the grant date for awards in 1997 and 1998, consistent with the provisions of SFAS 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements

                                                                                   1997                               1998
                                                                                   ----                               ----

                      Net loss -- as reported                                  $  (442,676)                       $(2,833,687)
                      SFAS 123 pro forma adjustment                               (340,892)                          (564,452)
                                                                                -----------                        -----------
                      Net loss -- pro forma                                    $  (783,568)                       $(3,398,139)
                                                                                ===========                        ===========

                      Loss per share - basic and diluted,
                              as reported                                           $(0.02)                            $(0.12)
                                                                                     ======                             ======

                      Loss per share - basic and diluted,
                              proforma                                              $(0.04)                            $(0.15)
                                                                                     ======                             ======


       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                          1997                 1998
                                                                          ----                 ----

                      Expected life (years)                               9.09                 9.60
                      Interest rate                                       6.86%                4.32%
                      Volatility                                         166.7%               223.0%
                      Dividend yield                                         0%                   0%

       The weighted average remaining contractual life of options outstanding is
7.78 years and 7.34 years at December 31, 1997 and 1998, respectively. The weighted average fair value of the options granted was $0.78 and $0.33 per option for 1997 and 1998, respectively. The expense related to the value ascribed to the stock options is recognized over the vesting period of one to four years.


10.    401(k) PLAN AND EXECUTIVE COMPENSATION BENEFITS

       The Company has a 401(k) Plan which covers all employees who have completed six months of service and are at least 21 years of age. Each eligible employee may potentially contribute up to 15% of their salary, subject to certain annual limits. The Company does not match employee contributions.

       As part of a deferred compensation plan adopted in 1993, the Company established a "Rabbi Trust". The Trust holds the assets of the deferred compensation plan; which could be available to creditors in the event of a liquidation. Accordingly, an asset and a corresponding liability have been recorded for financial reporting purposes resulting from $125,000 of compensation deferred by an officer and capital appreciation thereon. In 1999, the Board of Directors approved the termination of the deferred compensation plan and the Trust.

       In 1993, the Company entered into Split Dollar Agreements with two officers whereby the Company pays the premiums on split dollar life insurance policies held by these individuals. Under the terms of the agreements, the officers are required to reimburse the Company for these

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements

premiums. However, since it is possible that the Company may waive this reimbursement, no asset for the premiums has been recorded. The Company paid approximately $88,900 and $50,200 in premium payments in 1997 and 1998, respectively. In 1999, the Board of Directors approved the cancellation of the agreements and waived the reimbursement of the related premiums.


11.    OPERATING SEGMENTS

       Prior to 1998, the Company devoted substantially all its efforts to a single product segment, bacterial vaccines. In 1998, the Company established a second reportable product segment, therapeutics. The therapeutics segment focuses on research and development of drugs for infectious diseases and related disorders. For 1998, only direct costs and fixed asset acquisitions were attributed to the therapeutics segment.

       The following table presents information regarding the two segments for 1998:

                                       Bacterial                          Reconciling
   Category                            Vaccines        Therapeutics          Items            Total
   --------                            ---------       ------------        ----------         -----
Revenues                              $4,286,664          $       -       $   220,365      $ 4,507,029

Research and development expenses     $3,909,964          $ 615,808       $         -      $ 4,525,772

Profit (loss) from
operations                            $  376,700          $(615,808)      $(1,136,828)     $(1,375,936)

Fixed asset acquisitions              $  179,970          $  11,250       $   290,958      $   482,178


Reconciling items include reimbursable patent costs of $220,365, general and administrative expenses net of reimbursable patent costs of $1,136,828, and corporate fixed asset acquisitions and construction in progress expenditures of $290,958.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information with respect to the identification of directors and executive officers is contained under the captions "Election of Directors" and "Executive Officers" in the Company's proxy statement for the 1999 Annual Meeting of the Stockholders and is incorporated herein by reference.

ITEM 10.          EXECUTIVE COMPENSATION

         Information with respect to executive compensation is contained under the caption "Executive Compensation" in the Company's proxy statement for the 1999 Annual Meeting of the Stockholders and is incorporated herein by reference.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

         Information with respect to the security ownership of certain beneficial owners and management is contained under the caption "Voting Securities and Principal Stockholders" in the Company's proxy statement for the 1999 Annual Meeting of the Stockholders and is incorporated herein by reference.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

                                    PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     Exhibit        Description
       No.

         3.1        Certificate of Incorporation (1)

         3.2 Certificate of Merger relating to merger of BioCarb Inc. with and into the Registrant as filed with the Delaware Secretary of State on September 21, 1992 (1)

         3.3        Certificate of Amendment to Certificate of
                    Incorporation (6)

         3.4 Certificate of Ownership and Merger Merging Virgo Biologicals Inc. Into MicroCarb Inc., dated August 16, 1996 (effecting the change in the corporate name from MicroCarb Inc. to Antex Biologics Inc.) (8)

         3.5        ByLaws, as amended (3)

         4.1        Form of Common Stock Certificate (3)

       *10.1        Amended and Restated Stock Option Plan, as amended (7)

       *10.2        1992 Directors' Stock Option Plan, as amended (7)

       *10.3 Employment Agreement dated as of January 1, 1996 by and between the Company and V. M. Esposito (4)

       *10.4 Employment Agreement dated as of May 1, 1998 by and between the Company and Gregory C. Zakarian (10)

       *10.5 Employment Agreement effective as of October 1, 1997 by and between the Company and Theresa M. Stevens (Smith) (9)

       *10.6 Employment Agreement effective as of December 1, 1998 by and between the Company and Larry R. Ellingsworth
                    (11)

        10.7 Form of Confidentiality Agreement by and between the Company and its employees (1)

        10.8 Form of Inventions Disclosure Agreement by and between the Company and its employees (1)

        10.9 Form of Non-disclosure and Invention Assignment Agreement by and between the Company and its employees
                    (1)

       10.10 Stock Purchase Agreement dated as of July 17, 1991 by and between BioCarb AB and Howard C. Krivan, Ph.D. (2)

       10.11 Lease effective December 1, 1998 by and between ARE-QRS Corp. and the Company (11)

       10.12 MicroCarb Human Vaccines Inc. Stockholders Agreement dated May 6, 1996, effective March 1, 1996, by and between the Company, SmithKline Beecham Biologicals Manufacturing s.a., and MicroCarb Human Vaccines Inc. (5)


       10.13 Stock Purchase Agreement dated May 6, 1996, effective March 1, 1996, by and between MicroCarb Human Vaccines Inc., the Company and SmithKline Beecham Biologicals Manufacturing s.a. (Certain confidential information omitted) (5)

       10.14 SKB Transitory License Agreement dated May 6, 1996, effective March 1, 1996, by and between the Company and SmithKline Beecham Biologicals Manufacturing s.a. (Certain confidential information omitted) (5)

       10.15 MicroCarb Vaccines License Agreement dated May 6, 1996, effective March 1, 1996, by and between MicroCarb Human Vaccines Inc. and the Company (Certain confidential information omitted) (5)

       10.16 Assignment of Transitory License Agreement and Restatement of Rights and Obligations Under the Vaccines License Agreement dated May 6, 1996, effective March 1, 1996, by and between SmithKline Beecham Biologicals Manufacturing s.a., MicroCarb Human Vaccines Inc. and the Company (5)

       10.17 Research and Development, Research Support and License Agreement dated May 6, 1996, effective March 1, 1996, by and between MicroCarb Human Vaccines Inc., the Company and SmithKline Beecham Corporation (Certain confidential information omitted) (5)

       10.18 Exchange Option Agreement dated May 6, 1996, effective March 1, 1996, by and between SmithKline Beecham Biologicals Manufacturing s.a., the Company and MicroCarb Human Vaccines Inc. (5)

       10.19 Warrant to Purchase Common Stock of the Company dated May 6, 1996, effective March 1, 1996, issued to SmithKline Beecham Biologicals Manufacturing s.a. (Certain confidential information omitted) (5)

       10.20 Registration Rights Agreement dated May 6, 1996, effective March 1, 1996, by and between the Company and SmithKline Beecham Biologicals Manufacturing s.a. (5)

        21.1        Subsidiaries of Registrant (11)

        23.1        Consent of PricewaterhouseCoopers LLP (11)

        27.1        Financial Data Schedule (11)

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

(5) Incorporated by reference to an exhibit to Form 8-K filed on May 22, 1996.

(6) Incorporated by reference to an exhibit to Form 10-QSB for the quarter ended March 31, 1997 filed on May 14, 1997.

(7) Incorporated by reference to an exhibit to Form S-8 (Registration No. 333-32377) filed on July 30, 1997.

(8) Incorporated by reference to an exhibit to Form 8-K filed on September 9, 1996.

(9) Incorporated by reference to an exhibit to Form 10-QSB for the quarter ended September 30, 1997 filed on November 6, 1997.

(10) Incorporated by reference to an exhibit to Form 10-QSB for the quarter ended June 30, 1998 filed on August 12, 1998.

(11)              Filed herewith.

-------------------------------------------------------------------------------


REPORTS ON FORM 8-K

       None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ANTEX BIOLOGICS INC.

Date:  March 24, 1999                     By:  /s/V.M. Esposito
                                             --------------------------------
                                             V.M. Esposito, President and Chief
                                             Executive Officer
                                             (Principal Executive Officer)


Date:  March 24, 1999                     By:  /s/Gregory C. Zakarian
                                             --------------------------------
                                             Gregory C. Zakarian, Treasurer and
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 24, 1999                     By:  /s/V.M. Esposito
                                             --------------------------------
                                              V. M. Esposito, Director


Date:  March 24, 1999                     By:  /s/Charles J. Coulter
                                             --------------------------------
                                              Charles J. Coulter, Director


Date:  March 24, 1999                     By:  /s/Donald G. Stark
                                             --------------------------------
                                              Donald G. Stark, Director

                                 EXHIBIT INDEX

Exhibit
No.               Description
-------           ------------

10.6              Employment Agreement effective as of
                  December 1, 1998 by and between the
                  Company and Larry R. Ellingsworth

10.11             Lease effective December 1, 1998 by
                  and between ARE-QRS Corp. and the
                  Company

21.1              Subsidiaries of Registrant

23.1              Consent of PricewaterhouseCoopers LLP