Form 10QSB
period 1999-03-31
ANTEX BIOLOGICS INC
filed 1999-05-13
CIK 893692

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period           to
                                ----------    ----------

       Commission file number      0-20988
                             -------------------------------

                              ANTEX BIOLOGICS INC.
--------------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)


           Delaware                                         52-1563899
-------------------------------                ---------------------------------
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

  25,863,726 shares of Antex Biologics Inc. common stock, $.01 par value, were
--------------------------------------------------------------------------------
outstanding as of April 30, 1999.
---------------------------------

Transitional Small Business Disclosure Format (check one):

Yes               No   X
   --------         --------

                              ANTEX BIOLOGICS INC.

                                  FORM 10-QSB

                          QUARTER ENDED MARCH 31, 1999

                                     INDEX


Part I.  Financial Information                                                         Page No.
                                                                                       --------
     Item 1.  Financial Statements

                  Consolidated Balance Sheets at December 31, 1998 and
                  March 31, 1999 (Unaudited)                                                  3

                  Consolidated Statements of Operations (Unaudited) for the
                  three months ended March 31, 1998 and 1999 and the period
                  August 3, 1991 (inception) to March 31, 1999                                4

                  Consolidated Statements of Cash Flows (Unaudited) for the
                  three months ended March 31, 1998 and 1999 and
                  the period August 3, 1991 (inception) to March 31, 1999                   5-6

                  Notes to Consolidated Financial Statements                                7-9

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                9-13

Part II. Other Information

     Item 6.      Exhibits and Reports on Form 8-K                                           13


Signatures                                                                                   14

Exhibit

                              Antex Biologics Inc.
                        (a development stage enterprise)

                          CONSOLIDATED BALANCE SHEETS



                                                                      DECEMBER 31,                 MARCH 31,
                                                                          1998                       1999
                                                                          ----                       ----
                                                                                                  (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                          $ 4,856,479                 $ 4,005,849
   Accounts and other receivables                                          78,251                     128,841
   Prepaid expenses                                                        98,689                     136,930
   Deferred compensation trust                                            264,920                           -
                                                                        ---------                ------------
Total current assets                                                    5,298,339                   4,271,620
Property and equipment, net                                               665,442                     758,381
Restricted cash                                                           146,600                     146,600
Other                                                                      73,944                      73,944
                                                                        ---------                  ----------
                                                                      $ 6,184,325                 $ 5,250,545
                                                                      ===========                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                              $   458,194                 $   358,340
   Deferred research and development revenue                              568,488                     516,256
   Deferred compensation                                                  264,920                           -
                                                                        ---------                ------------
Total current liabilities                                               1,291,602                     874,596
Deferred gain on equipment                                                107,994                     136,860
Excess of fair value over cost of net assets acquired, net
  of accumulated amortization of $209,416 and $216,475                     72,937                      65,878
Other                                                                       2,625                       2,625

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares
    authorized; none outstanding                                                -                           -
   Common stock, $.01 par value; 95,000,000 shares
    authorized; 29,287,353 shares issued                                  292,874                     292,874
   Additional paid-in capital                                          20,694,942                  20,694,942
   Deficit accumulated during the development stage                   (14,994,789)                (15,533,370)
   Treasury stock - 3,423,627 shares                                   (1,283,860)                 (1,283,860)
                                                                       ----------                  ----------
 Total stockholders' equity                                             4,709,167                   4,170,586
                                                                       ----------                   ---------
                                                                      $ 6,184,325                 $ 5,250,545
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

                              Antex Biologics Inc.
                        (a development stage enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                           THREE MONTHS                     AUGUST 3, 1991
                                                          ENDED MARCH 31                      (INCEPTION)
                                                          --------------                          TO
                                                 1998                      1999             MARCH 31, 1999
                                                 ----                      ----             --------------
Revenues                                     $ 1,079,495              $   921,068            $ 14,882,995
                                             -----------              -----------            ------------
Expenses:
    Research and development                   1,043,918                1,040,267              18,824,790
    General and administrative                   364,626                  464,578              10,419,829
                                              ----------                ---------              ----------
Total expenses                                 1,408,544                1,504,845              29,244,619
                                              ----------                ---------              ----------

Loss from operations                            (329,049)                (583,777)            (14,361,624)


Other income (expense):
    Interest income                               68,039                   45,196               1,248,425
    Cost of treasury shares in
      excess of fair value                             -                        -              (1,711,814)
    Interest expense                                   -                        -                (708,357)
                                               ---------                ---------             -----------

Net loss                                    $   (261,010)            $   (538,581)          $ (15,533,370)
                                            ============             ============            ============

Loss per share:
    Basic and diluted                             $ (.01)                  $ (.02)
                                                  ======                   ======

Weighted average shares
    outstanding:
    Basic and diluted                         22,188,641               25,863,726
                                              ==========               ==========

       The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                         THREE MONTHS                     AUGUST 3, 1991
                                                         ENDED MARCH 31                     (INCEPTION)
                                                         --------------                         TO
                                                      1998                 1999          MARCH 31, 1999
                                                      ----                 ----          --------------
OPERATING ACTIVITIES
Net loss                                           $(261,010)            $(538,581)           $ (15,533,370)
Adjustments to reconcile net
    loss to net cash used in
    development stage activities:


    Depreciation and amortization of
       property and equipment, net of
       amortization of deferred gain on
       sale/leaseback and equipment                   23,035                26,270                  322,365
    Amortization of deferred credits                 (13,452)               (7,059)                (419,849)
    Expense recorded on cashless exercise
       of common stock options and
       warrants                                            -                     -                1,711,814
    Writedown of construction in progress                  -                     -                  174,400
    Expense recorded on issuance of
      common stock and vesting of options                  -                     -                  545,634


    Changes in operating assets
       and liabilities:
       Accounts and other receivables                184,051               (50,590)                (128,841)
       Prepaid expenses                              112,508               (38,241)                 (20,688)
       Other assets                                        -                     -                  (73,944)
       Accounts payable and accrued
           expenses                                 (130,660)              (99,854)                 (48,668)
       Deferred research and development             (80,011)              (62,234)                 466,666
       Due from affiliate                                  -                     -                  420,448
                                                   ---------             ---------              -----------
Net cash used in development stage
    activities                                      (165,539)             (770,289)             (12,584,033)
                                                   ---------             ---------              -----------


INVESTING ACTIVITIES
Purchase of property and equipment                   (92,401)              (80,341)              (1,068,697)
Increase in restricted cash                                -                     -                 (146,600)
                                                   ---------             ---------              -----------
Net cash used in investing activities                (92,401)              (80,341)              (1,215,297)
                                                   ---------             ---------              -----------

The accompanying notes are an integralpart                           (Continued)
of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)



                                                            THREE MONTHS                     AUGUST 3, 1991
                                                            ENDED MARCH 31                     (INCEPTION)
                                                            --------------                         TO
                                                        1998               1999              MARCH 31, 1999
                                                        ----               ----            ----------------
FINANCING ACTIVITIES
Net proceeds from sales of common
    stock and warrants and the exchange
    option                                         $            -       $            -       $   11,606,170
Net proceeds from exercise of
    warrants and stock options                                  -                    -            4,862,148
Proceeds from sale and leaseback
    agreement                                                   -                    -            2,164,792
Principal repayments on sale and
    leaseback agreement                                         -                    -           (2,164,792)
Proceeds from issuance of notes payable                         -                    -              500,000
Proceeds from sale of preferred stock                           -                    -              400,189
                                                    -------------        -------------            ---------
Net cash provided by financing activities                       -                    -           17,368,507
                                                    -------------        -------------           ----------
Net increase (decrease) in cash and
    cash equivalents                                     (257,940)            (850,630)           3,569,177


Cash and cash equivalents at
    beginning of period                                 5,697,156            4,856,479              436,672
                                                       ----------           ----------           ----------
Cash and cash equivalents at
    end of period                                  $    5,439,216       $    4,005,849       $    4,005,849
                                                   ==============       ==============       ==============

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
    Cashless exercise of common stock
       options and warrants                        $            -       $            -        $   2,995,674
    Treasury stock acquired from cashless
       exercise of common stock options
       and warrants                                $            -       $            -        $   1,283,860
    Notes payable and accrued interest
       converted to preferred stock                $            -       $            -        $     509,109
    Sale and leaseback of property and
       equipment                                   $            -       $            -        $   2,099,175
    Capitalized equipment                          $            -       $       50,015        $     247,957
    Deferred compensation                          $            -       $     (264,920)       $           -
    Interest paid                                  $            -       $            -        $     699,248


       The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1998 AND 1999
                                  (UNAUDITED)

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

       The Consolidated Balance Sheet as of March 31, 1999, and the Consolidated Statements of Operations for the three-month periods ended March 31, 1998 and 1999 and for the period August 3, 1991 (inception) to March 31, 1999, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1998 and 1999 and for the period August 3, 1991 (inception) to March 31, 1999 have been prepared without audit. However, such financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position of Antex Biologics Inc. and its subsidiaries at March 31, 1999, and the consolidated results of their operations and their cash flows for the periods referred to above.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 1998 included in the Company's Annual Report on Form 10-KSB.

       Certain reclassifications were made to the 1998 financial statements to conform to the 1999 presentation.

       The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results anticipated for the fiscal year ending December 31, 1999.

       Since inception, the Company's revenues have been generated solely in support of its research and development activities and as of March 31, 1999, the Company's research and products are not sufficiently developed to enable the Company to generate sufficient revenues on an ongoing basis. As a result, the Company is considered to be in the development stage.

       The report of the Company's independent accountants on the Company's 1998 financial statements contained an explanatory paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern.

2.     STRATEGIC ALLIANCE

       Effective March 1996, the Company entered into definitive agreements with SmithKline Beecham Corporation and SmithKline Beecham Biologicals Manufacturing s.a. ("SmithKline") which established a corporate joint venture, MicroCarb Human Vaccines Inc. ("MCHV"), to develop and commercialize human bacterial vaccines utilizing the Company's proprietary technologies. At March 31, 1999, the agreements provide for the following: the option by SmithKline to provide annual funding of research and development activities for future years; an exchange option granted by the Company to SmithKline enabling SmithKline to convert its 26.25% equity interest in MCHV for 3,595,264 shares of the Company's common stock, under specified conditions; and a warrant granted by the Company to SmithKline enabling SmithKline to acquire up to 5,730,802 shares of the Company's common stock, under specified conditions, and only to the extent that stipulated options and warrants previously granted and outstanding as of the date of the establishment of the strategic alliance are exercised. The agreements also provide for SmithKline to make milestone payments and pay royalties to MCHV; and for SmithKline to reimburse the Company for expenses the Company incurs for agreed upon production lots of vaccines for clinical trials, the conduct of agreed upon clinical trials, and agreed upon prosecution and maintenance of the Company's patents and patent applications. As further stipulated in the agreements, SmithKline will be responsible for conducting additional clinical trials, manufacturing, and sales and distribution.

       The Company recognized revenue related to human bacterial vaccine research and development and qualifying reimbursable expenses pursuant to these agreements of $970,527, $921,068, and $10,762,834 for the three-month periods ended March 31, 1998 and 1999, and for the period August 3, 1991 (inception) to March 31, 1999, respectively.

3.     REVERSE STOCK SPLIT

       On June 9, 1998, the stockholders approved resolutions authorizing the Board of Directors, at its discretion, to effect by amendment of the Certificate of Incorporation, prior to the next Shareholders Meeting, a reverse stock split in the range of one-for-four to one-for-ten. To date, no reverse stock split has been effected. The Board of Directors is currently seeking shareholder approval at the June 10, 1999 Annual Shareholders Meeting to, in effect, extend the authorization for an additional year.

4.     OPERATING SEGMENTS

       In 1998, the Company established a second reportable product segment, therapeutics. The therapeutics segment focuses on research and development of drugs for infectious diseases and related disorders. Only direct costs and fixed asset acquisitions were attributed to the therapeutics segment in 1998.

       The following tables present information regarding the two segments for the three-month periods ended March 31, 1998 and 1999.

                                              Three-Months Ended March 31, 1998
                                              ---------------------------------
                                   Bacterial                              Reconciling
   Category                         Vaccines        Therapeutics             Items                    Total
   --------                         --------        ------------            --------                  -----
Revenues                          $1,046,308         $          -         $      33,187           $ 1,079,495


Research and development
expenses                          $  992,804         $     51,114         $           -           $ 1,043,918

Profit (loss) from
operations                        $   53,504         $    (51,114)        $    (331,439)          $  (329,049)

Fixed asset acquisitions          $   75,657         $      3,456         $      13,288           $    92,401


Reconciling items include reimbursable patent costs of $33,187, general and administrative expenses net of reimbursable patent costs of $331,439, and corporate fixed asset acquisitions and construction in progress expenditures of $13,288.


                                             Three-Months Ended March 31, 1999
                                             ---------------------------------
                                  Bacterial                              Reconciling
   Category                        Vaccines        Therapeutics             Items                    Total
   --------                        --------        ------------            --------                  -----
Revenues                         $ 763,400         $          -          $   157,668           $    921,068


Research and development
expenses                         $ 833,189         $    207,078          $         -           $  1,040,267

Loss from operations             $ (69,789)        $   (207,078)         $  (306,910)          $   (583,777)

Fixed asset acquisitions         $  54,567         $      4,905          $    20,869           $     80,341

Reconciling items include reimbursable patent costs of $157,668, general and administrative expenses net of reimbursable patent costs of $306,910, and corporate fixed asset acquisitions and construction in progress expenditures of $20,869.

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

RESULTS OF OPERATIONS

       Revenues for the first quarter of 1999 consisted of the recognition of human bacterial vaccine research and development support of $728,900 and reimbursable expenses incurred of $192,168 pursuant to the alliance with SmithKline. Revenues for the comparable period in 1998 consisted of human bacterial vaccine research and development support of $780,010 and reimbursable expenses incurred of $190,517 pursuant to the SmithKline alliance, and $108,968 from a Small Business Innovation Research ("SBIR") grant.

       Research and development expenses in the first quarter of 1999 were $1,040,267 in comparison to $1,043,918 in the first quarter of 1998. Increased expenditures, including the cost of additional personnel, resulting directly from the increase in activities related to therapeutics offset decreased expenditures relating to the production of clinical trial material pursuant to the strategic alliance with SmithKline.

       General and administrative expenses in the first quarter of 1999 increased 27.4% to $464,578 in comparison to $364,626 in the comparable period in 1998. The increase is attributable primarily to increased fees incurred in the first quarter of 1999 in connection with overseas patent application filings, such fees being reimbursable to the Company pursuant to the provisions of the strategic alliance with SmithKline.

       The decrease in interest income in the first quarter of 1999 of $22,843 reflects the decrease in cash available for investing.

LIQUIDITY AND CAPITAL RESOURCES

       As a development stage company, the Company's operating activities have been limited primarily to research and development involving its proprietary technologies, and accordingly, have generated limited revenues. The Company is scheduled to receive $2,000,000 in 1999 in research and development payments from SmithKline covering the period March 1, 1999 to December 31, 1999, of which $666,666 was received in March 1999. Additionally, the costs incurred by the Company associated with a recently completed Phase I clinical trial for Helicobacter pylori and the prosecution of the Company's applicable patents and patent applications are reimbursable by SmithKline.

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

       In December 1998, the Company concluded negotiations for an extension of its facility lease and an expansion of its existing space. Estimated construction costs and equipment acquisitions related to the planned renovation and expansion of the Company's facility total approximately $2.5 million. Anticipated financing from the landlord is expected to fund approximately $1.6 million of this estimate. The Company has expended approximately $250,000 of its own resources on this project as of March 31, 1999, and is currently in discussions with various lenders to secure debt financing for the balance. To the extent that the Company is unsuccessful in obtaining the additional financing required, the resulting shortfall will necessitate utilizing the Company's current assets and/or curtailing the Company's planned facility renovation and expansion.

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

YEAR 2000 DISCLOSURE

       The Company has initiated its Year 2000 compliance program, the purpose of which is to identify those systems that are not yet Year 2000 compliant, and to initiate replacement or other remedial action to assure that systems will continue to operate in the Year 2000. The Company expects to complete its assessment by July 31, 1999, which includes third party confirmations from the Company's key suppliers, vendors and business partners, with respect to their computers, software and systems, and their ability to maintain normal operations in the Year 2000. To the extent that the Company is not satisfied with the status of a vendor's Year 2000 compliance or remediation plans, the Company expects to develop and implement appropriate contingency plans. Such contingency plans will include the development of alternative sources for the product or service provided by any non-compliant vendor.

       The Company has already initiated the removal and exchange of some non-compliant systems and expects to continue such replacement or other remedial action to ensure that its computers, software and systems, and other systems will continue to operate in the Year 2000. These activities are intended to encompass all major categories of systems used by the Company, including laboratory instrumentation, building systems, and financial systems, among others. In some instances, the installation of new software and hardware in the normal course of business is being accelerated to also afford a solution to Year 2000 issues. Year 2000 spending is expected to total less than $60,000, of which the Company has incurred approximately $30,000. The total cost estimate is based on the Company's assessment as of March 31, 1999 and is subject to change as the compliance program progresses.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

       Statements contained herein that are not historical facts may be forward-looking statements that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by the Company. These factors include, but are not limited to:
(i) the Company's ability to fund its future operations; (ii) the Company's ability to successfully complete product research and development, including preclinical and clinical studies and commercialization; (iii) the Company's ability to obtain required governmental approvals; (iv) the Company's ability to attract and/or maintain manufacturing, sales, distribution and marketing partners; and (v) the Company's ability to develop and commercialize its products before its competitors.




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




                                                         ANTEX BIOLOGICS INC.
                                    ------------------------------------------------------------------
                                                             (Registrant)




Date: May 13, 1999                   /s/V. M. Esposito
                                     ------------------------------------------------------------------
                                     Esposito, President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)





Date: May 13, 1999                   /s/Gregory C. Zakarian
                                     ------------------------------------------------------------------
                                     Gregory C. Zakarian, Vice President,
                                     and Chief Financial Officer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)