Form 10QSB
period 1999-06-20
ANTEX BIOLOGICS INC
filed 1999-08-09
CIK 893692

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period__________ to __________

      Commission file number      0-20988
                                  -------

                              ANTEX BIOLOGICS INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                      Delaware                               52-1563899
---------------------------------------------     ---------------------------------
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

25,863,726 shares of Antex Biologics Inc. common stock, $.01 par value, were outstanding as of July 31, 1999.

Transitional Small Business Disclosure Format (check one):

Yes         No   X
   --------   --------

                              ANTEX BIOLOGICS INC.

                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 1999

                                      INDEX


Part I.  Financial Information                                        Page No.

   Item 1.  Financial Statements
            Consolidated Balance Sheets at December 31, 1998 and
            June 30, 1999 (Unaudited)                                        3

            Consolidated Statements of Operations (Unaudited) for
            the three months ended June 30, 1998 and 1999.                   4

            Consolidated Statements of Operations (Unaudited) for the
            six months ended June 30, 1998 and 1999 and the period
            August 3, 1991 (inception) to June 30, 1999                      5

            Consolidated Statements of Cash Flows (Unaudited) for the
            six months ended June 30, 1998 and 1999 and
            the period August 3, 1991 (inception) to June 30, 1999         6-7

            Notes to Consolidated Financial Statements                    8-11

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    11-15

Part II. Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders          15-16

   Item 6.  Exhibits and Reports on Form 8-K                                16


Signatures                                                                  17

Exhibit

                              Antex Biologics Inc.
                        (a development stage enterprise)

                           CONSOLIDATED BALANCE SHEETS


                                                                                DECEMBER 31,              JUNE 30,
                                                                                    1998                     1999
                                                                                    ----                     ----
                                                                                                        (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                     $ 4,856,479                 $ 2,370,305
   Accounts and other receivables                                                     78,251                     358,663
   Prepaid expenses                                                                   98,689                     111,319
   Deferred compensation trust                                                       264,920                           -
                                                                                 -----------                 -----------
  Total current assets                                                             5,298,339                   2,840,287
  Property and equipment, net                                                        665,442                     972,818
  Restricted cash                                                                    146,600                     146,600
  Other                                                                               73,944                      73,944
                                                                                 -----------                 -----------
                                                                                 $ 6,184,325                 $ 4,033,649
                                                                                 ===========                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                         $   458,194                 $   401,612
   Deferred research and development revenue                                         568,488                      57,919
   Deferred compensation                                                             264,920                           -
                                                                                 -----------                 -----------
Total current liabilities                                                          1,291,602                     459,531
Deferred gain on equipment                                                           107,994                     125,713
Excess of fair value over cost of net assets acquired, net of
  accumulated amortization of $209,416 and $223,534                                   72,937                      58,819
Other                                                                                  2,625                       2,625

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares
    authorized; none outstanding                                                           -                           -
   Common stock, $.01 par value; 95,000,000 shares
    authorized; 29,287,353 shares issued                                             292,874                     292,874
   Additional paid-in capital                                                     20,694,942                  20,694,942
   Deficit accumulated during the development stage                              (14,994,789)                (16,316,995)
   Treasury stock - 3,423,627 shares                                              (1,283,860)                 (1,283,860)
                                                                                 -----------                 -----------
 Total stockholders' equity                                                        4,709,167                   3,386,961
                                                                                 -----------                 -----------
                                                                                 $ 6,184,325                 $ 4,033,649
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

                              Antex Biologics Inc.
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          THREE MONTHS
                                                          ENDED JUNE 30
                                                          -------------
                                               1998                     1999
                                               ----                     ----

Revenues                                     $ 1,166,254                   $   732,720
                                             -----------                   -----------

Expenses:
    Research and development                   1,161,640                     1,103,182
    General and administrative                   275,245                       449,817
                                             -----------                   -----------
 Total expenses                                1,436,885                     1,552,999
                                             -----------                   -----------

Loss from operations                            (270,631)                     (820,279)

Interest income                                   64,561                        36,654
                                             -----------                   -----------

Net loss                                     $  (206,070)                  $  (783,625)
                                             ===========                   ===========

Loss per share:
    Basic and diluted                              $(.01)                        $(.03)
                                                    ====                         =====

Weighted average shares outstanding:
    Basic and diluted                         22,188,641                    25,863,726
                                             ===========                   ===========







    The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                    SIX MONTHS                       AUGUST 3, 1991
                                                                  ENDED JUNE 30                       (INCEPTION)
                                                                  -------------                           TO
                                                           1998                      1999            JUNE 30, 1999
                                                           ----                      ----            -------------

Revenues                                                  $ 2,245,749               $ 1,653,788      $ 15,615,715
                                                          -----------               -----------      ------------

Expenses:
    Research and development                                2,205,558                 2,143,449        19,927,972
    General and administrative                                639,871                   914,395        10,869,646
                                                          -----------               -----------      ------------
 Total expenses                                             2,845,429                 3,057,844        30,797,618
                                                          -----------               -----------      ------------

Loss from operations                                         (599,680)               (1,404,056)      (15,181,903)

Other income (expense):
    Interest income                                           132,600                    81,850         1,285,079
    Cost of treasury shares in
      excess of fair value                                          -                         -        (1,711,814)

    Interest expense                                                -                         -          (708,357)
                                                          -----------               -----------      ------------
Net loss                                                  $  (467,080)              $(1,322,206)     $(16,316,995)
                                                          ===========               ===========      ============

Loss per share:
    Basic and diluted                                           $(.02)                    $(.05)
                                                                =====                     =====

Weighted average shares
    outstanding:
    Basic and diluted                                      22,188,641                25,863,726
                                                          ===========               ===========




The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          SIX MONTHS                   AUGUST 3, 1991
                                                         ENDED JUNE 30                  (INCEPTION)
                                                        ---------------                      TO
                                                     1998              1999             JUNE 30, 1999
                                                     ----              ----             -------------
OPERATING ACTIVITIES
Net loss                                        $   (467,080)       $ (1,322,206)       $(16,316,995)
Adjustments to reconcile net
    loss to net cash used in
    development stage activities:

    Depreciation and amortization of
       property and equipment, net of
       amortization of deferred gain on
       sale/leaseback and equipment                   46,070              55,061             351,156
    Amortization of deferred credits                 (26,904)            (14,118)           (426,908)
    Expense recorded on cashless exercise
       of common stock options and
       warrants                                            -                   -           1,711,814
    Writedown of construction in progress                  -                   -             174,400
    Expense recorded on issuance of
      common stock and vesting of options                  -                   -             545,634

    Changes in operating assets
       and liabilities:
       Accounts and other receivables                317,227            (280,412)           (358,663)
       Prepaid expenses                              128,425             (12,630)              4,923
       Other assets                                        -                   -             (73,944)
       Accounts payable and accrued
           expenses                                 (242,644)            (56,582)             (5,396)
       Deferred research and development                (841)           (520,571)              8,329
       Due from affiliate                                  -                   -             420,448
                                                ------------        ------------        ------------
Net cash used in development stage
    activities                                      (245,747)         (2,151,458)        (13,965,202)
                                                ------------        ------------        ------------

INVESTING ACTIVITIES
Purchase of property and equipment                  (166,098)           (334,716)         (1,323,072)
Increase in restricted cash                                -                   -            (146,600)
                                                ------------        ------------        ------------
Net cash used in investing activities               (166,098)           (334,716)         (1,469,672)
                                                ------------        ------------        ------------

The accompanying notes are an integral part of these financial statements.

                                                                     (Continued)

                              Antex Biologics Inc.
                        (a development stage enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                            SIX MONTHS                   AUGUST 3, 1991
                                                           ENDED JUNE 30                   (INCEPTION)
                                                          ---------------                      TO
                                                      1998               1999             JUNE 30, 1999
                                                      ----               ----           ---------------
FINANCING ACTIVITIES
Net proceeds from sales of common stock and
  warrants and the exchange option                $          -        $          -        $ 11,606,170
Net proceeds from exercise of
    warrants and stock options                               -                   -           4,862,148
Proceeds from sale and leaseback
    agreement                                                -                   -           2,164,792
Principal repayments on sale and
    leaseback agreement                                      -                   -          (2,164,792)
Proceeds from issuance of notes payable                      -                   -             500,000
Proceeds from sale of preferred stock                        -                   -             400,189
                                                  ------------        ------------        ------------
Net cash provided by financing activities                    -                   -          17,368,507
                                                  ------------        ------------        ------------
Net increase (decrease) in cash and
    cash equivalents                                  (411,845)         (2,486,174)          1,933,633
Cash and cash equivalents at
    beginning of period                              5,697,156           4,856,479             436,672
                                                  ------------        ------------        ------------
Cash and cash equivalents at
    end of period                                 $  5,285,311        $  2,370,305        $  2,370,305
                                                  ============        ============        ============

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
    Cashless exercise of common stock
       options and warrants                       $          -        $          -        $  2,995,674
    Treasury stock acquired from cashless
       exercise of common stock options
       and warrants                               $          -        $          -        $  1,283,860
    Notes payable and accrued interest
       converted to preferred stock               $          -        $          -        $    509,109
    Sale and leaseback of property and
       equipment                                  $          -        $          -        $  2,099,175
    Capitalized equipment                         $          -        $     50,015        $    247,957
    Deferred compensation                         $          -        $   (264,920)       $          -
    Interest paid                                 $          -        $          -        $    699,248



The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                       (a development stage enterprise)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1999
                                  (UNAUDITED)

1.  GENERAL

    Antex Biologics Inc. (the "Company") is a biopharmaceutical company committed to improving human health by developing new products to prevent and treat infections and related diseases. With respect to its human bacterial vaccine research and development, the Company currently has a strategic alliance with SmithKline Beecham and technology license agreements with Pasteur Merieux Connaught and the United States Navy.

    The Consolidated Balance Sheet as of June 30, 1999, the Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 1998 and 1999 and for the period August 3, 1991 (inception) to June 30, 1999, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1998 and 1999 and for the period August 3, 1991 (inception) to June 30, 1999 have been prepared without audit. However, such financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position of Antex Biologics Inc. and its subsidiaries at June 30, 1999, and the consolidated results of their operations and their cash flows for the periods referred to above.

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

    The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results anticipated for the fiscal year ending December 31, 1999.

    Since inception, the Company's revenues have been generated solely in support of its research and development activities and as of June 30, 1999, the Company's research and products are not sufficiently developed to enable the Company to generate sufficient revenues on an ongoing basis. As a result, the Company is considered to be in the development stage.

    The report of the Company's independent accountants on the Company's 1998 financial statements contained an explanatory paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern.

2.  STRATEGIC ALLIANCE

    Effective March 1996, the Company entered into definitive agreements with SmithKline Beecham Corporation and SmithKline Beecham Biologicals Manufacturing s.a. ("SmithKline") which established a corporate joint venture, MicroCarb Human Vaccines Inc. ("MCHV"), to develop and commercialize human bacterial vaccines utilizing the Company's proprietary technologies. At June 30, 1999, the agreements provide for the following: the option by SmithKline to provide annual funding of research and development activities for future years; an exchange option granted by the Company to SmithKline enabling SmithKline to convert its 26.25% equity interest in MCHV for 3,595,264 shares of the Company's common stock, under specified conditions; and a warrant granted by the Company to SmithKline enabling SmithKline to acquire up to 5,730,802 shares of the Company's common stock, under specified conditions, and only to the extent that stipulated options and warrants previously granted and outstanding as of the date of the establishment of the strategic alliance are exercised. The agreements also provide for SmithKline to make milestone payments and pay royalties to MCHV; and for SmithKline to reimburse the Company for expenses the Company incurs for agreed upon production lots of vaccines for clinical trials, the conduct of agreed upon clinical trials, and agreed upon prosecution and maintenance of the Company's patents and patent applications. As further stipulated in the agreements, SmithKline will be responsible for conducting additional clinical trials, manufacturing, and sales and distribution.

    The Company recognized revenue related to human bacterial vaccine research and development and qualifying reimbursable expenses pursuant to these agreements of $1,116,190 and $732,720 for the three-month periods ended June 30, 1998 and 1999, and of $2,086,717, $1,653,788 and $11,495,554 for the six-month periods ended June 30, 1998 and 1999 and for the period August 3, 1991 (inception) to June 30, 1999, respectively.

3.  REVERSE STOCK SPLIT

    On June 10, 1999, the stockholders approved resolutions authorizing the Board of Directors, at its discretion, to effect by amendment of the Certificate of Incorporation, prior to the next Shareholders Meeting, a reverse stock split in the range of one-for-four to one-for-ten. To date, no reverse stock split has been effected.

4.  OPERATING SEGMENTS

    In 1998, the Company established a second reportable product segment, therapeutics. The therapeutics segment focuses on research and development of drugs for infectious diseases and related disorders. Only direct costs and fixed asset acquisitions were attributed to the therapeutics segment in 1998.

    The following tables present information regarding the two segments for the three-month and six-month periods ended June 30, 1998 and 1999.


                                     Three Months Ended June 30, 1998
                                     --------------------------------

                              Bacterial                   Reconciling
   Category                    Vaccines   Therapeutics       Items            Total
   --------                    --------   ------------       -----            -----

Revenues                     $1,125,795   $        -     $   40,459    $1,166,254

Research and development
expenses                     $1,099,954   $   61,686     $        -    $1,161,640

Profit (loss) from
operations                   $   25,841   $  (61,686)    $ (234,786)   $ (270,631)

Fixed asset acquisitions     $   52,190   $    3,456     $   21,507    $   77,153

Reconciling items include reimbursable patent costs of $40,459; general and administrative expenses, net of reimbursable patent costs, of $234,786; and corporate fixed asset acquisitions and construction in progress expenditures of $21,507.

                                     Three Months Ended June 30, 1999
                                     --------------------------------

                              Bacterial                   Reconciling
   Category                    Vaccines   Therapeutics       Items        Total
   --------                    --------   ------------       -----        -----

Revenues                     $  598,137            -     $  134,583    $  732,720

Research and development
expenses                     $  808,860   $  294,322     $        -    $1,103,182

Loss from operations         $ (210,723)  $ (294,322)    $ (315,234)   $ (820,279)

Fixed asset acquisitions     $   38,632   $    4,466     $  211,277    $  254,375

Reconciling items include reimbursable patent costs of $134,583; general and administrative expenses, net of reimbursable patent costs, of $315,234; and corporate fixed asset acquisitions and construction in progress expenditures of $211,277.

                                        Six Months Ended June 30, 1998
                                        ------------------------------

                             Bacterial                  Reconciling
   Category                  Vaccines   Therapeutics       Items            Total
   --------                  --------   ------------       -----            -----
Revenues                     $2,172,103   $        -     $   73,646    $2,245,749

Research and development
expenses                     $2,092,758   $  112,800     $        -    $2,205,558

Profit (loss) from
operations                   $   79,345   $ (112,800)    $ (566,225)   $ (599,680)

Fixed asset acquisitions     $  127,847   $    3,456     $   34,795    $  166,098

Reconciling items include reimbursable patent costs of $73,646; general and administrative expenses, net of reimbursable patent costs, of $566,225; and corporate fixed asset acquisitions and construction in progress expenditures of $34,795.

                                                     Six Months Ended June 30, 1999
                                                     ------------------------------

                                      Bacterial                         Reconciling
   Category                            Vaccines        Therapeutics        Items           Total
   --------                            --------        ------------      --------          -----

Revenues                                $ 1,361,537    $          -    $   292,251      $ 1,653,788

Research and development expenses       $ 1,642,049    $    501,400    $         -      $ 2,143,449

Loss from operations                    $  (280,512)   $   (501,400)   $  (622,144)     $(1,404,056)

Fixed asset acquisitions                $    93,199    $      9,371    $   232,146      $   334,716

Reconciling items include reimbursable patent costs of $292,251; general and administrative expenses, net of reimbursable patent costs, of $622,144; and corporate fixed asset acquisitions and construction in progress expenditures of $232,146.


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

    The strategic alliance with SmithKline is consistent with one aspect of the Company's overall strategy which, since its inception, has been to establish strategic partnerships and to focus on researching technologies with the goal of developing new products to prevent and treat infections and related diseases. The Company is operating as a development stage enterprise.

RESULTS OF OPERATIONS

    Revenues for the second quarter of 1999 totalled $732,720 and consisted of the recognition of human bacterial vaccine research and development support of $458,337 and reimbursable expenses incurred ot $274,383 pursuant to the strategic alliance with SmithKline. Revenues for the six months ended June 30, 1999 totalled $1,653,788 and consisted of the recognition of human bacterial vaccine research and development support of $1,187,237 and reimbursable expenses incurred of $466,551 pursuant to the SmithKline strategic alliance.

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

    Research and development expenses were $1,103,182 for the second quarter of 1999 in comparison to $1,161,640 for the comparable period in 1998, and were $2,143,449 for the six months ended June 30, 1999 in comparison to $2,205,558 for the six months ended June 30, 1998. Increased expenditures, including the cost of additional personnel, resulting directly from the increase in activities related to therapeutics substantially offset decreased expenditures relating to the production of clinical trial material pursuant to the strategic alliance with SmithKline.

    General and administrative expenses in the second quarter of 1999 increased 63.4% to $449,817 in comparison to $275,245 in the comparable period in 1998, and increased 42.9% to $914,395 for six months ended June 30, 1999 in comparison to $639,871 for the comparable period in 1998. The increases are attributable primarily to increased fees incurred in 1999 in connection with overseas patent application filings, such fees being reimbursable to the Company pursuant to the provisions of the strategic alliance with SmithKline.

    The decrease in interest income in the second quarter and first six months of 1999 reflects the decrease in cash available for investing.

LIQUIDITY AND CAPITAL RESOURCES

    As a development stage company, the Company's operating activities have been limited primarily to research and development involving its proprietary technologies, and accordingly, have generated limited revenues. The Company is scheduled to receive $2,000,000 in research and development payments from SmithKline covering the period March 1, 1999 to December 31, 1999, of which $1,333,334 has been received through July 31, 1999. Additionally, the costs incurred by the Company associated with a completed Phase I clinical trial for Helicobacter pylori and the prosecution of the Company's applicable patents and patent applications are reimbursable by SmithKline.

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

    In December 1998, the Company concluded negotiations for an extension of its facility lease and an expansion of its existing space. Estimated construction costs and equipment acquisitions related to the planned renovation and expansion of the Company's facility total approximately $2.6 million. Anticipated financing from the landlord is expected to fund approximately $1.6 million of this estimate. The Company has expended approximately $550,000 of its own resources on this project as of July 31, 1999, and is currently in discussions with various lenders to secure debt financing for the balance. To the extent that the Company is unsuccessful in obtaining the additional financing required, the resulting shortfall will necessitate utilizing the Company's current assets and/or curtailing the Company's planned facility renovation and expansion.

    In order to sustain its research and development programs beyond the first quarter of 2000, as well as to fund its future operations, the Company will continue to seek additional financing. The Company has no lines of credit. In seeking additional funding, the Company continues to examine a range of possible transactions, including: additional strategic alliances; additional equity or debt public offerings and private placements; the sale and leaseback of existing assets; and additional grants and contracts. To that end, the Company has retained the services of an investment banker to undertake a private offering of common stock of the Company. However, there is no assurance that additional funds will be available from these or any other sources or, if available, that the terms on which such funds can be obtained will be acceptable to the Company.

    If the Company is unsuccessful in its efforts to obtain sufficient financing to continue to fund its current operations, the Company will be required to reduce its level of operations. The Company also may seek to enter into a business combination transaction that would involve the merger or sale of the Company in an effort to preserve shareholder value.

    The report of the independent accountants on the Company's financial statements contains an explanatory paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern.

NEW ACCOUNTING STANDARD

    The Financial Accounting Standards Board has issued a new standard. Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, which becomes effective for years beginning after June 15, 2000, requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes that the effect of adoption of SFAS 133 will not be material to the Company's financial statements.

YEAR 2000 DISCLOSURE

    The Company has initiated its Year 2000 compliance program, the purpose of which is to identify those systems that are not yet Year 2000 compliant, and to initiate replacement or other remedial action to assure that systems will continue to operate in the Year 2000. The Company expects to complete its assessment by October 15, 1999, which includes third party confirmations from the Company's key suppliers, vendors and business partners, with respect to their computers, software and systems, and their ability to maintain normal operations in the Year 2000. To the extent that the Company is not satisfied with the status of a vendor's Year 2000 compliance or remediation plans, the Company expects to develop and implement appropriate contingency plans. Such contingency plans will include the development of alternative sources for the product or service provided by any non-compliant vendor.

    The Company has already initiated the removal and exchange of some non-compliant systems and expects to continue such replacement or other remedial action to ensure that its computers, software and systems, and other systems will continue to operate in the Year 2000. These activities are intended to encompass all major categories of systems used by the Company, including laboratory instrumentation, building systems, and financial systems, among others. In some instances, the installation of new software and hardware in the normal course of business is being accelerated to also afford a solution to Year 2000 issues. Year 2000 spending is expected to total less than $50,000, of which the Company has incurred approximately $30,000. The total cost estimate is based on the Company's assessment as of July 31, 1999 and is subject to change as the compliance program progresses.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On June 10, 1999, the Company held its Annual Meeting of Stockholders. Three matters were voted on at the meeting:

    1.  Election to the Board of Directors of the Company's nominee - Robert L.
        Curry:

        For                    21,862,896
        Withheld                  403,781

        The directors not elected at the Annual Meeting whose tenure continued after the Annual Meeting are:

        Charles J. Coulter, V. M. Esposito and Donald G. Stark

    2. Approval of Amendments to Certificate of Incorporation authorizing the Board of Directors to effect a reverse stock split within a range of one-to-four to one-to-ten:

        For                    20,722,092
        Against                 1,534,185
        Abstain                    10,400

    3.  Ratification of PricewaterhouseCoopers LLP as the Company's Independent
        Accountants:

        For                    21,830,862
        Against                   361,515
        Abstain                    74,300


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

  Exhibit
  No.                   Description
  ---                   -----------

   27.1     Financial Data Schedule

REPORTS ON FORM 8-K

None

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 ANTEX BIOLOGICS INC.
                                          -----------------------------
                                          (Registrant)






Date: August 9, 1999                      /s/V. M. Esposito
                                          -----------------------------
                                          V. M. Esposito, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)


Date: August 9, 1999                      /s/Gregory C. Zakarian
                                          -----------------------------
                                          Gregory C. Zakarian, Vice President,
                                          and Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)