Form 10QSB
period 1999-09-30
ANTEX BIOLOGICS INC
filed 1999-11-15
CIK 893692

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period__________ to __________

            Commission file number 0-20988

                              ANTEX BIOLOGICS INC.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                 Delaware                                         52-1563899
---------------------------------------------        ---------------------------------
(State or other jurisdiction of incorporation        (IRS Employer Identification No.)
              or organization)


                 300 Professional Drive, Gaithersburg, MD 20879
              ----------------------------------------------------
                    (Address of principal executive offices)


                                 (301) 590-0129
                      -------------------------------------
                           (Issuer's telephone number)


         --------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

29,458,990 shares of Antex Biologics Inc. common stock, $.01 par value, were outstanding as of October 29, 1999.

Transitional Small Business Disclosure Format (check one):

Yes         No  X
    -----      ---

                              ANTEX BIOLOGICS INC.

                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX



Part I.     Financial Information                                                                   Page No.
                                                                                                    --------

      Item 1.     Financial Statements

                        Consolidated Balance Sheets at December 31, 1998 and
                        September 30, 1999 (Unaudited)                                                  3

                        Consolidated Statements of Operations (Unaudited) for
                        the three months ended September 30, 1998 and 1999                              4

                        Consolidated Statements of Operations (Unaudited) for
                        the nine months ended September 30, 1998 and 1999 and
                        the period August 3, 1991 (inception) to September 30,
                        1999                                                                            5

                        Consolidated Statements of Stockholders' Equity
                        (Deficit) for the period August 3, 1991 (inception) to
                        December 31, 1998 and the nine months ended September
                        30, 1999 (Unaudited)                                                          6-7

                        Consolidated Statements of Cash Flows (Unaudited) for
                        the nine months ended September 30, 1998 and 1999 and
                        the period August 3, 1991 (inception) to September 30,
                        1999                                                                          8-9

                        Notes to Consolidated Financial Statements                                  10-14

      Item 2.           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                   14-17

Part II.    Other Information

      Item 6.           Exhibits and Reports on Form 8-K                                               17

Signatures                                                                                             18

Exhibits


                              Antex Biologics Inc.
                        (a development stage enterprise)

                           CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,     SEPTEMBER 30,
                                                                       1998             1999
                                                                       ----             ----
                                                                                     (UNAUDITED)

ASSETS
Current assets:
    Cash and cash equivalents                                       $4,856,479       $1,574,478
    Accounts and other receivables                                      78,251          588,607
    Prepaid expenses                                                    98,689           79,928
    Deferred compensation trust                                        264,920                -
                                                                    ----------       ----------
Total current assets                                                 5,298,339        2,243,013
Property and equipment, net                                            665,442        1,001,231
Restricted cash                                                        146,600          146,600
Other                                                                   73,944           73,944
                                                                    ----------       ----------
                                                                    $6,184,325       $3,464,788
                                                                    ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                           $  458,194       $  334,390
    Deferred research and development revenue                          568,488          236,474
    Deferred compensation                                              264,920                -
                                                                    ----------       ----------
Total current liabilities                                            1,291,602          570,864
Deferred gain on equipment                                             107,994          114,566
Excess of fair value over cost of net assets acquired, net of
  accumulated amortization of $209,416 and $230,593                     72,937           51,760
Other                                                                    2,625                -

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares
     authorized; none outstanding                                            -                -
    Common stock, $.01 par value; 95,000,000 shares
     authorized; 29,287,354 and 29,458,990 shares issued               292,874          294,590
    Additional paid-in capital                                      20,694,942       19,409,366
    Deficit accumulated during the development stage               (14,994,789)     (16,976,358)
    Treasury stock - 3,423,627 shares and none                      (1,283,860)               -
                                                                  ------------     ------------
Total stockholders' equity                                           4,709,167        2,727,598
                                                                  ------------     ------------
                                                                  $  6,184,325     $  3,464,788
                                                                  ============     ============

   The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS
                                                                  ENDED SEPTEMBER 30
                                                                  ------------------

                                                              1998                  1999
                                                              ----                  ----

Revenues                                                   $    842,975        $    597,419
                                                           ------------        ------------
Expenses:
     Research and development                                 1,152,515             941,668
     General and administrative                                 294,916             342,840
                                                           ------------        ------------
Total expenses                                                1,447,431           1,284,508
                                                           ------------        ------------

Loss from operations                                           (604,456)           (687,089)

Other income (expense):
     Interest income                                             63,668              27,726
     Cost of treasury shares in excess of fair value         (1,711,814)                  -
                                                           ------------        ------------

Net loss                                                   $ (2,252,602)       $   (659,363)
                                                           ============        ============
Loss per share:
     Basic and diluted                                     $       (.10)       $       (.02)
                                                           ============        ============
Weighted average shares outstanding:
     Basic and diluted                                       22,503,870          27,062,147
                                                           ============        ============



   The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                NINE MONTHS                   AUGUST 3, 1991
                                             ENDED SEPTEMBER 30                (INCEPTION)
                                             ------------------                    TO
                                          1998                 1999        SEPTEMBER  30, 1999
                                          ----                 ----        -------------------

Revenues                              $  3,088,724        $  2,251,207        $ 16,213,134
                                      ------------        ------------        ------------

Expenses:
     Research and development            3,358,073           3,085,117          20,869,640
     General and administrative            934,787           1,257,235          11,212,486
                                      ------------        ------------        ------------
Total expenses                           4,292,860           4,342,352          32,082,126
                                      ------------        ------------        ------------

Loss from operations                    (1,204,136)         (2,091,145)        (15,868,992)

Other income (expense):
     Interest income                       196,268             109,576           1,312,805
     Cost of treasury shares in
       excess of fair value             (1,711,814)                  -          (1,711,814)
     Interest expense                            -                   -            (708,357)
                                      ------------        ------------        ------------
Net loss                              $ (2,719,682)       $ (1,981,569)       $(16,976,358)
                                      ============        ============        ============

Loss per share:
     Basic and diluted                $       (.12)       $       (.08)
                                      ============        ============

Weighted average shares
     outstanding:
     Basic and diluted                  22,296,051          26,263,200
                                      ============        ============


   The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

         For the Period August 3, 1991 (Inception) to December 31, 1998 and the Nine Months Ended September 30, 1999 (Unaudited)



                                                                                         PREFERRED STOCK          COMMON STOCK
                                                                                      ---------------------  ---------------------
                                                                                        SHARES   PAR VALUE     SHARES    PAR VALUE
                                                                                      --------------------------------------------
Initial capitalization ($.20 per share)                                                      -     $    -       390,830  $  3,908
Net loss                                                                                     -          -             -         -
                                                                                      --------------------------------------------

Balance at December 31, 1991                                                                 -                  390,830     3,908

Sale of common stock for cash, January 1992 ($4.61 per share)                                -          -        43,430       435
Sale of common stock for cash, February 1992 ($6.90 per share)                               -          -       115,801     1,158
Issuance of common stock for services, March 1992 to July 1992 ($2.00 per share)             -          -             -         -
Conversion of notes payable into preferred stock, September 1992 ($4.48 per share)     113,700      1,137             -         -
Sale of preferred stock for cash, September 1992 ($4.48 per share)                      89,328        893             -         -
Issuance of preferred stock upon exercise of warrants, September 1992
      ($1.92 per share)                                                                 46,900        469             -         -
Issuance of common stock for cash ($1.00 per share) and services ($1.00 per share),
      October 1992                                                                           -          -        75,000       750
Conversion of preferred stock into common stock, December 1992                        (249,928)    (2,499)      249,928     2,499
Sale of common stock and warrants for cash, December 1992 ($4.84 per unit,
      net of offering costs of $1,396,893 or $1.16 per unit                                  -          -     1,200,000    12,000
Net loss                                                                                     -          -             -         -
                                                                                      --------------------------------------------

Balance at December 31, 1992                                                                 -          -     2,074,989    20,750

Sale of common stock and warrants for cash, January 1993 ($5.27 per unit, net
      of offering costs of $131,723 or $.73 per unit)                                        -          -       180,000     1,800
Compensation and consulting expense in connection with options granted                       -          -             -         -
Net loss                                                                                     -          -             -         -
                                                                                      --------------------------------------------

Balance at December 31, 1993                                                                 -          -     2,254,989    22,550
Net loss                                                                                     -          -             -         -
                                                                                      --------------------------------------------

Balance at December 31, 1994                                                                 -          -     2,254,989    22,550

Sale of common stock and warrants for cash, March and April 1995 ($39,972 per
      unit, net of offering costs of $706,971 or $10,028 per unit)                           -          -    10,071,630   100,716
Required registration of common stock and warrants, October 1995
      ($1,525 per unit)                                                                      -          -             -         -
Net loss                                                                                     -          -             -         -
                                                                                      --------------------------------------------
Balance at December 31, 1995                                                                 -          -    12,326,619   123,266

                                                                                                         DEFICIT
                                                                                                       ACCUMULATED
                                                                                         ADDITIONAL    DURING THE
                                                                                          PAID-IN      DEVELOPMENT
                                                                                          CAPITAL         STAGE
                                                                                      --------------------------------
Initial capitalization ($.20 per share)                                                 $    74,093   $          -
Net loss                                                                                          -       (941,145)
                                                                                      --------------------------------

Balance at December 31, 1991                                                                 74,093       (941,145)

Sale of common stock for cash, January 1992 ($4.61 per share)                               199,565              -
Sale of common stock for cash, February 1992 ($6.90 per share)                              798,842              -
Issuance of common stock for services, March 1992 to July 1992 ($2.00 per share)            383,014              -
Conversion of notes payable into preferred stock, September 1992 ($4.48 per share)          507,972              -
Sale of preferred stock for cash, September 1992 ($4.48 per share)                          399,296              -
Issuance of preferred stock upon exercise of warrants, September 1992
      ($1.92 per share)                                                                      89,531              -
Issuance of common stock for cash ($1.00 per share) and services ($1.00 per share),
      October 1992                                                                          149,250              -
Conversion of preferred stock into common stock, December 1992                                    -              -
Sale of common stock and warrants for cash, December 1992 ($4.84 per unit,
      net of offering costs of $1,396,893 or $1.16 per unit                               5,791,227              -
Net loss                                                                                          -     (2,415,723)
                                                                                      --------------------------------

Balance at December 31, 1992                                                              8,392,790     (3,356,868)

Sale of common stock and warrants for cash, January 1993 ($5.27 per unit, net
      of offering costs of $131,723 or $.73 per unit)                                       946,477              -
Compensation and consulting expense in connection with options granted                       64,011              -
Net loss                                                                                          -     (2,725,902)
                                                                                      --------------------------------

Balance at December 31, 1993                                                              9,403,278     (6,082,770)
Net loss                                                                                          -     (3,040,032)
                                                                                      --------------------------------

Balance at December 31, 1994                                                              9,403,278     (9,122,802)

Sale of common stock and warrants for cash, March and April 1995 ($39,972 per
      unit, net of offering costs of $706,971 or $10,028 per unit)                        2,717,314              -
Required registration of common stock and warrants, October 1995
      ($1,525 per unit)                                                                    (107,530)             -
Net loss                                                                                          -     (3,131,059)
                                                                                      --------------------------------
Balance at December 31, 1995                                                             12,013,062    (12,253,861)

                                                                                        TREASURY STOCK
                                                                                       ----------------
                                                                                       SHARES      COST        TOTAL
                                                                                       --------------------------------
Initial capitalization ($.20 per share)                                                    -      $    -   $    78,001
Net loss                                                                                   -           -      (941,145)
                                                                                       --------------------------------

Balance at December 31, 1991                                                               -           -      (863,144)

Sale of common stock for cash, January 1992 ($4.61 per share)                              -           -       200,000
Sale of common stock for cash, February 1992 ($6.90 per share)                             -           -       800,000
Issuance of common stock for services, March 1992 to July 1992 ($2.00 per share)           -           -       383,014
Conversion of notes payable into preferred stock, September 1992 ($4.48 per share)         -           -       509,109
Sale of preferred stock for cash, September 1992 ($4.48 per share)                         -           -       400,189
Issuance of preferred stock upon exercise of warrants, September 1992
      ($1.92 per share)                                                                    -           -        90,000
Issuance of common stock for cash ($1.00 per share) and services ($1.00 per share),
      October 1992                                                                         -           -       150,000
Conversion of preferred stock into common stock, December 1992                             -           -             -
Sale of common stock and warrants for cash, December 1992 ($4.84 per unit,
      net of offering costs of $1,396,893 or $1.16 per unit                                -           -     5,803,227
Net loss                                                                                   -           -    (2,415,723)
                                                                                       --------------------------------

Balance at December 31, 1992                                                               -           -     5,056,672

Sale of common stock and warrants for cash, January 1993 ($5.27 per unit, net
      of offering costs of $131,723 or $.73 per unit)                                      -           -       948,277
Compensation and consulting expense in connection with options granted                     -           -        64,011
Net loss                                                                                   -           -    (2,725,902)
                                                                                       --------------------------------

Balance at December 31, 1993                                                               -           -     3,343,058
Net loss                                                                                   -           -    (3,040,032)
                                                                                       --------------------------------

Balance at December 31, 1994                                                               -           -       303,026

Sale of common stock and warrants for cash, March and April 1995 ($39,972 per
      unit, net of offering costs of $706,971 or $10,028 per unit)                         -           -     2,818,030
Required registration of common stock and warrants, October 1995
      ($1,525 per unit)                                                                    -           -      (107,530)
Net loss                                                                                   -           -    (3,131,059)
                                                                                       --------------------------------
Balance at December 31, 1995                                                               -           -      (117,533)

                                                                                                            (Continued)




   The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

         For the Period August 3, 1991 (Inception) to December 31, 1998 and the Nine Months Ended September 30, 1999 (Unaudited)


                                                                                        PREFERRED STOCK         COMMON STOCK
                                                                                      -------------------  -----------------------
                                                                                       SHARES   PAR VALUE    SHARES     PAR VALUE
                                                                                      --------------------------------------------

Issuance of exchange option, May 1996 ($.37 per share, net of related costs of
    $351,082)                                                                             -      $    -              -   $       -
Issuance of common stock upon exercise of Class B Warrants and stock options,
      May - August 1996, ($.50 per share, net of related costs of $214,811)               -           -     10,153,060     101,531
Net income                                                                                -           -              -           -

                                                                                      --------------------------------------------

Balance at December 31, 1996                                                              -           -     22,479,679     224,797

Issuance of common stock upon excise of stock options, October 1997                       -           -            625           6
Net loss                                                                                  -           -              -           -

                                                                                      --------------------------------------------

Balance at December 31, 1997                                                              -           -     22,480,304     224,803

Forfeiture of escrowed shares, May 1998                                                   -           -      (291,663)     (2,916)
Cashless exercise of Placement Agent's unit purchase option, September 1998
      ($121,430 per unit)                                                                 -           -      7,048,712      70,487
Issuance of common stock for services, October 1998 ($.29 per share)                      -           -         50,000         500
Net loss                                                                                  -           -              -           -

                                                                                      --------------------------------------------

Balance at December 31, 1998                                                              -           -     29,287,353     292,874

Exercise of exchange option, September 1999                                               -           -      3,595,264      35,953
Cancellation of treasury stock, September 1999                                            -           -     (3,423,627)    (34,237)
Net loss                                                                                  -           -              -
                                                                                      --------------------------------------------
Balance at September 30, 1999                                                             -      $    -     29,458,990   $ 294,590
                                                                                      ============================================


                                                                                                         DEFICIT
                                                                                                       ACCUMULATED
                                                                                         ADDITIONAL    DURING THE
                                                                                          PAID-IN      DEVELOPMENT
                                                                                          CAPITAL         STAGE
                                                                                      --------------------------------
Issuance of exchange option, May 1996 ($.37 per share, net of related costs of
    $351,082)                                                                          $    979,166    $          -
Issuance of common stock upon exercise of Class B Warrants and stock options,
      May - August 1996, ($.50 per share, net of related costs of $214,811)               4,760,188               -

Net income                                                                                        -         535,435

                                                                                      --------------------------------

Balance at December 31, 1996                                                             17,752,416     (11,718,426)

Issuance of common stock upon excise of stock options, October 1997                             423               -
Net loss                                                                                          -        (442,676)

                                                                                      --------------------------------

Balance at December 31, 1997                                                             17,752,839     (12,161,102)

Forfeiture of escrowed shares, May 1998                                                       2,916               -
Cashless exercise of Placement Agent's unit purchase option, September 1998
      ($121,430 per unit)                                                                 2,925,187               -
Issuance of common stock for services, October 1998 ($.29 per share)                         14,000               -
Net loss                                                                                          -      (2,833,687)

                                                                                      --------------------------------

Balance at December 31, 1998                                                             20,694,942     (14,994,789)
                                                                                                                  -
Exercise of exchange option, September 1999                                                 (35,953)              -
Cancellation of treasury stock, September 1999                                           (1,249,623)
Net loss                                                                                                 (1,981,569)

                                                                                      --------------------------------

Balance at September 30, 1999                                                           $ 19,409,366   $(16,976,358)
                                                                                      ================================

                                                                                           TREASURY STOCK
                                                                                       ------------------------
                                                                                         SHARES        COST           TOTAL
                                                                                       ----------------------------------------

Issuance of exchange option, May 1996 ($.37 per share, net of related costs of
    $351,082)                                                                                   -   $         -    $    979,166
Issuance of common stock upon exercise of Class B Warrants and stock options,
      May - August 1996, ($.50 per share, net of related costs of $214,811)                     -             -       4,861,719

Net income                                                                                      -             -         535,435
                                                                                                              -
                                                                                        ---------------------------------------

Balance at December 31, 1996                                                                    -             -       6,258,787

Issuance of common stock upon excise of stock options, October 1997                             -             -             429
Net loss                                                                                        -             -        (442,676)

                                                                                        ---------------------------------------

Balance at December 31, 1997                                                                    -             -       5,816,540

Forfeiture of escrowed shares, May 1998                                                         -             -               -
Cashless exercise of Placement Agent's unit purchase option, September 1998
      ($121,430 per unit)                                                               3,423,627    (1,283,860)      1,711,814
Issuance of common stock for services, October 1998 ($.29 per share)                            -             -          14,500

Net loss                                                                                        -             -      (2,833,687)

                                                                                        ---------------------------------------

Balance at December 31, 1998                                                            3,423,627    (1,283,860)      4,709,167

Exercise of exchange option, September 1999                                                     -             -               -
Cancellation of treasury stock, September 1999                                         (3,423,627)    1,283,860               -
Net loss                                                                                                             (1,981,569)

                                                                                        ---------------------------------------

Balance at September 30, 1999                                                                   -   $         -    $  2,727,598
                                                                                        =======================================


   The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  NINE MONTHS                 AUGUST 3, 1991
                                                              ENDED SEPTEMBER 30               (INCEPTION)
                                                         -----------------------------              TO
                                                          1998                 1999         SEPTEMBER 30, 1999
                                                          ----                 ----         ------------------

OPERATING ACTIVITIES
Net loss                                                $(2,719,682)       $(1,981,569)       $(16,976,358)
Adjustments to reconcile net
     loss to net cash used in
     development stage activities:

     Depreciation and amortization of
          property and equipment, net of
          amortization of deferred gain on
          sale/leaseback and equipment                       72,767             88,300             384,395
     Amortization of deferred credits                       (40,356)           (21,177)           (433,967)
     Expense recorded on cashless exercise
          of common stock options and
          warrants                                        1,711,814                  -           1,711,814
     Writedown of construction in progress                        -                  -             174,400
     Expense recorded on issuance of
       common stock and vesting of options                        -                  -             545,634


     Changes in operating assets and liabilities:
          Accounts and other receivables                    301,963           (510,356)           (588,607)
          Prepaid expenses                                  169,343             18,761              36,314
          Other assets                                            -                  -             (73,944)
          Accounts payable and accrued
               expenses                                    (236,870)          (123,804)            (72,618)
          Deferred research and development                  10,764           (342,016)            186,884

          Due from affiliate                                      -                  -             420,448
                                                        -----------        -----------        ------------
Net cash used in development stage
     activities                                            (730,257)        (2,871,861)        (14,685,605)
                                                        -----------        -----------        ------------

INVESTING ACTIVITIES

Purchase of property and equipment                         (283,611)          (410,140)         (1,398,496)
Increase in restricted cash                                       -                  -            (146,600)
                                                        -----------        -----------        ------------
Net cash used in investing activities                      (283,611)          (410,140)         (1,545,096)
                                                        -----------        -----------        ------------
                                                                                                (Continued)


   The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)



                                                                                   NINE MONTHS                   AUGUST 3, 1991
                                                                                ENDED SEPTEMBER 30                (INCEPTION)
                                                                                ------------------                     TO
                                                                              1998                1999         SEPTEMBER 30, 1999
                                                                              ----                ----         ------------------

FINANCING ACTIVITIES
Net proceeds from sales of common stock and warrants and the
     exchange option                                                      $         -          $         -        $11,606,170
Net proceeds from exercise of
     warrants and stock options                                                     -                    -          4,862,148
Proceeds from sale and leaseback
     agreement                                                                      -                    -          2,164,792
Principal repayments on sale and
     leaseback agreement                                                            -                    -         (2,164,792)
Proceeds from issuance of notes payable                                             -                    -            500,000
Proceeds from sale of preferred stock                                               -                    -            400,189
                                                                          -----------          -----------        -----------
Net cash provided by financing activities                                           -                    -         17,368,507
                                                                          -----------          -----------        -----------
Net increase (decrease) in cash and
     cash equivalents                                                      (1,013,868)          (3,282,001)         1,137,806
Cash and cash equivalents at
     beginning of period                                                    5,697,156            4,856,479            436,672
                                                                          -----------          -----------        -----------
Cash and cash equivalents at
     end of period                                                        $ 4,683,288          $ 1,574,478        $ 1,574,478
                                                                          ===========          ===========        ===========
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
     Cashless exercise of common stock
          options and warrants                                            $         -          $         -        $ 2,995,674
     Treasury stock acquired from cashless
          exercise of common stock options
          and warrants/(canceled)                                         $ 1,283,860          $(1,283,860)       $         -
     Notes payable and accrued interest
          converted to preferred stock                                    $         -          $         -        $   509,109
     Sale and leaseback of property and
          equipment                                                       $         -          $         -        $ 2,099,175
     Capitalized equipment                                                $         -          $    50,015        $   247,957
     Deferred compensation                                                $         -          $  (264,920)       $         -
     Interest paid                                                        $         -          $         -        $   699,248




   The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1999
                                   (UNAUDITED)

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

        The Consolidated Balance Sheet as of September 30, 1999, the Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 1998 and 1999 and for the period August 3, 1991 (inception) to September 30, 1999, the Consolidated Statement of Stockholders' Equity (Deficit) for the nine months ended September 30, 1999, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1998 and 1999 and for the period August 3, 1991 (inception) to September 30, 1999 have been prepared without audit. However, such financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position of Antex Biologics Inc. and its subsidiary at September 30, 1999, and the consolidated results of their operations and their cash flows for the periods referred to above.

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

        The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results anticipated for the fiscal year ending December 31, 1999.

        Since inception, the Company's revenues have been generated solely in support of its research and development activities and as of September 30, 1999, the Company's research and products are not sufficiently developed to enable the Company to generate sufficient revenues on an ongoing basis. As a result, the Company is considered to be in the development stage.

        The report of the Company's independent accountants on the Company's 1998 financial statements contained an explanatory paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern.

2.      STRATEGIC ALLIANCE

        Effective March 1996, the Company entered into definitive agreements with SmithKline Beecham Corporation and SmithKline Beecham Biologicals Manufacturing s.a. ("SmithKline") which established a corporate joint venture, MicroCarb Human Vaccines Inc. ("MCHV"), to develop and commercialize human bacterial vaccines utilizing the Company's proprietary technologies. At August 31, 1999, the agreements provided for the following: the option by SmithKline to provide annual funding of research and development activities for future years; an exchange option granted by the Company to SmithKline enabling SmithKline to convert its 26.25% equity interest in MCHV for 3,595,264 shares of the Company's common stock, under specified conditions; and a warrant granted by the Company to SmithKline enabling SmithKline to acquire up to 5,730,802 shares of the Company's common stock, under specified conditions. The agreements also provided for SmithKline to make milestone payments and pay royalties to MCHV; and for SmithKline to reimburse the Company for expenses the Company incurred for agreed upon production lots of vaccines for clinical trials, the conduct of agreed upon clinical trials, and agreed upon prosecution and maintenance of the Company's patents and patent applications. As further stipulated in the agreements, SmithKline was responsible for conducting additional clinical trials, manufacturing, and sales and distribution.

        Effective September 1, 1999, the agreements were terminated and/or amended and the Company entered into an Omnibus Agreement with SmithKline Beecham plc and SmithKline Beecham Biologicals Manufacturing s.a. ("SB") and MCHV. Under the provisions of the Omnibus Agreement and several related documents the following occurred: SmithKline's equity interest in MCHV was converted into 3,595,264 shares of the Company's common stock and MCHV was merged into the Company; a new license agreement was executed; and the Company granted an amended and restated warrant to SB to purchase 3,865,769 shares of common stock at an exercise price of $.37 per share exercisable on or before September 1, 2003.

        The new license agreement covers prophylactic and/or therapeutic vaccines for only certain designated infectious diseases and provides for the reversion to the Company of all other technology rights previously licensed to SmithKline. The terms of the license agreement provide for the following: funding for research and development of $1,333,334 for the period July 1, 1999 to December 31, 1999 with SB having the option to provide annual funding of research and development activities in the future; milestone payments and royalties; and reimbursement by SB of expenses incurred by the Company for agreed upon production lots of vaccines, the conduct of agreed upon clinical trials, and the agreed upon prosecution and maintenance of the Company's patents and patent applications pertaining to the licensed technology. As further stipulated in the agreement, SB will be responsible for conducting clinical trials, manufacturing, and sales and distribution.

        The Company recognized revenue related to human bacterial vaccine research and development and qualifying reimbursable expenses pursuant to these agreements of $842,975 and $547,419 for the three-month periods ended September 30, 1998 and 1999, and of $2,929,692, $2,201,207 and $12,042,973 for the
nine-month periods ended September 30, 1998 and 1999 and for the period August 3, 1991 (inception) to September 30, 1999, respectively.

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

        The following tables present information regarding the two segments for the three-month and nine-month periods ended September 30, 1998 and 1999.

                                                  Three Months Ended September 30, 1998
                                                  -------------------------------------
                                        Bacterial                      Reconciling
   Category                             Vaccines      Therapeutics        Items            Total
   --------                             ---------     ------------     -----------       -----------

Revenues                                $809,046       $       -        $  33,929        $   842,975

Research and development expenses       $791,702       $ 360,813        $       -        $ 1,152,515

Profit (loss) from
operations                              $ 17,344       $(360,813)       $(260,987)       $  (604,456)

Fixed asset acquisitions                $    695       $   5,022        $ 111,796        $   117,513

Reconciling items include reimbursable patent costs of $33,929; general and administrative expenses, net of reimbursable patent costs, of $260,987; and corporate fixed asset acquisitions and construction in progress expenditures of $111,796.

                                                   Three Months Ended September 30, 1999
                                                   -------------------------------------
                                         Bacterial                       Reconciling
   Category                              Vaccines       Therapeutics        Items            Total
   --------                             ----------      ------------     -----------       ---------

Revenues                                $ 544,592        $       -        $  52,827        $ 597,419

Research and development expenses       $ 769,248        $ 172,420        $       -        $ 941,668

Loss from operations                    $(224,656)       $(172,420)       $(290,013)       $(687,089)

Fixed asset acquisitions                $   3,906        $       -        $  71,518        $  75,424

Reconciling items include reimbursable patent costs of $52,827; general and administrative expenses, net of reimbursable patent costs, of $290,013; and corporate fixed asset acquisitions and construction in progress expenditures of $71,518.

                                                    Nine Months Ended September 30, 1998
                                                    ------------------------------------
                                         Bacterial                        Reconciling
   Category                              Vaccines       Therapeutics         Items              Total
   --------                             ----------      ------------      -----------        -----------

Revenues                                $2,981,149       $       -        $   107,575        $ 3,088,724

Research and development expenses       $2,884,460       $ 473,613        $         -        $ 3,358,073

Profit (loss) from
operations                              $   96,689       $(473,613)       $  (827,212)       $(1,204,136)

Fixed asset acquisitions                $  128,542       $   8,478        $   146,591        $   283,611

Reconciling items include reimbursable patent costs of $107,575; general and administrative expenses, net of reimbursable patent costs, of $827,212; and corporate fixed asset acquisitions and construction in progress expenditures of $146,591.

                                                    Nine Months Ended September 30, 1999
                                                    ------------------------------------
                                          Bacterial                        Reconciling
   Category                               Vaccines       Therapeutics         Items             Total
   --------                             -----------      ------------      -----------       -----------

Revenues                                $ 1,906,129        $       -        $ 345,078        $ 2,251,207

Research and development expenses       $ 2,521,111        $ 564,006        $       -        $ 3,085,117

Loss from operations                    $  (614,982)       $(564,006)       $(912,157)       $(2,091,145)

Fixed asset acquisitions                $    97,105        $   9,371        $ 303,664        $   410,140

Reconciling items include reimbursable patent costs of $345,078; general and administrative expenses, net of reimbursable patent costs, of $912,157; and corporate fixed asset acquisitions and construction in progress expenditures of $303,664.

5. EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period. The Company did not have any dilutive potential common shares during the periods ended September 30, 1998 and 1999. Net loss as reported is applicable to common shareholders and was not adjusted for the computation of basic or diluted earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company commenced operations in August 1991.

        Effective March 1996, the Company executed definitive agreements with SmithKline Beecham which established MCHV to develop and commercialize human bacterial vaccines utilizing the Company's proprietary technologies. Effective September 1, 1999, these agreements were terminated and/or amended and new definitive agreements were entered into to develop and commercialize selected human bacterial vaccines. (See Note 2 to the unaudited financial statements).

        The strategic alliance with SmithKline Beecham is consistent with one aspect of the Company's overall strategy which, since its inception, has been to establish strategic partnerships and to focus on researching technologies with the goal of developing new products to prevent and treat infections and related diseases. The Company is operating as a development stage enterprise.

RESULTS OF OPERATIONS

        Revenues for the third quarter of 1999 totaled $597,419 and consisted of the recognition of human bacterial vaccine research and development support of $488,113 and reimbursable expenses incurred of $59,306 pursuant to the strategic alliance with SmithKline Beecham and a $50,000 material transfer fee. Revenues for the nine months ended September 30, 1999 totaled $2,251,207 and consisted of the recognition of human bacterial vaccine research and development support of $1,675,350 and reimbursable expenses incurred of $525,857 pursuant to the SmithKline Beecham strategic alliance and the $50,000 material transfer fee.

        Revenues for the third quarter of 1998 totaled $842,975 and include the recognition of human bacterial vaccine research and development support of $781,795 and reimbursable expenses incurred of $61,180 pursuant to the strategic alliance with SmithKline. Revenues for the nine months ended September 30, 1998 totaled $3,088,724 and consisted of $2,369,436 of human bacterial vaccine research and development support and reimbursable expenses incurred of $560,256 in connection with the strategic alliance, and $159,032 from a Small Business Innovation Research grant.

        The decreases in human bacterial vaccine research and development revenues are due to a reduction in the services requested by SmithKline Beecham.

        Research and development expenses decreased $210,847, or 18.3%, to $941,668 for the third quarter of 1999 in comparison to $1,152,515 for the comparable period in 1998, and decreased $272,956, or 8.1%, to $3,085,117 for the nine months ended September 30, 1999 in comparison to $3,358,073 for the nine months ended September 30, 1998. The decreases were due primarily to the nonrecurrence of the $250,000 buy-back in the third quarter of 1998 of therapeutic technology previously licensed.

        General and administrative expenses in the third quarter of 1999 increased 16.3% to $342,840 in comparison to $294,916 in the comparable period in 1998, and increased 34.5% to $1,257,235 for the nine months ended September 30, 1999 in comparison to $934,787 for the comparable period in 1998. The increases are attributable primarily to increased fees incurred in 1999 in connection with overseas patent application filings, such fees being reimbursable to the Company pursuant to the provisions of the strategic alliance with SmithKline, and to increased general legal fees.

        The decrease in interest income in the third quarter and first nine months of 1999 reflects the decrease in cash available for investing.

        The noncash expense of $1,711,814 arising from the cashless exercise of the Placement Agent's unit purchase option in September 1998 was a nonrecurring event.

LIQUIDITY AND CAPITAL RESOURCES

        As a development stage company, the Company's operating activities have been limited primarily to research and development involving its proprietary technologies, and accordingly, have generated limited revenues. The Company was scheduled to receive and has received $2,000,000 in research and development payments from SmithKline Beecham covering the period March 1, 1999 to December 31, 1999, of which $666,666 was received in October 1999. Additionally, the costs incurred by the Company associated with a completed Phase I clinical trial for Helicobacter pylori and the prosecution of the Company's applicable patents and patent applications are being reimbursed by SmithKline Beecham.

        During the remainder of 1999, the Company will continue to assess to which human bacterial vaccine research projects resources will be allocated. The Company anticipates that its research and development expenses related to human bacterial vaccines will continue to be substantial for the foreseeable future. Although the Company anticipates continued funding will be provided by SmithKline Beecham in 2000 and beyond, it is expected that funding for 2000 will be at a substantially reduced level from that received in 1999. The Company intends to utilize a portion of its available resources in pursuing these vaccine activities and research and development activities in therapeutics. To fund these research and development activities and general and administrative expenses, the Company will be required to rely on its current assets and future financings.

        For 1999, the Company currently anticipates that it will maintain its total employees and contract personnel at approximately the 1998 year end total of 30.

        In December 1998, the Company concluded negotiations for an extension of its facility lease and an expansion of its existing space. Estimated construction costs and equipment acquisitions related to the planned renovation and expansion of the Company's facility total approximately $2.6 million. Anticipated financing from the landlord is expected to fund approximately $1.6 million of this estimate. The Company has expended approximately $600,000 of its own resources on this project as of October 31, 1999, and is currently in discussions with various lenders to secure debt financing for the balance. To the extent that the Company is unsuccessful in obtaining the additional financing required, the resulting shortfall will necessitate utilizing the Company's current assets and/or curtailing the Company's planned facility renovation and expansion.

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

NEW ACCOUNTING STANDARD

        The Financial Accounting Standards Board has issued a new standard. Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, which becomes effective for periods beginning after June 15, 2000, requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes that the effect of adoption of SFAS 133 will not be material to the Company's financial statements.

YEAR 2000 DISCLOSURE

        The Company has initiated its Year 2000 compliance program, the purpose of which is to identify those systems that are not yet Year 2000 compliant, and to initiate replacement or other remedial action to assure that systems will continue to operate in the Year 2000. The Company expects to complete its assessment by November 30, 1999, which includes third party confirmations from the Company's key suppliers, vendors and business partners, with respect to their computers, software and systems, and their ability to maintain normal operations in the Year 2000. To the extent that the Company is not satisfied with the status of a vendor's Year 2000 compliance or remediation plans, the Company expects to develop and implement appropriate contingency plans. Such contingency plans will include the development of alternative sources for the product or service provided by any non-compliant vendor.

        The Company has removed and exchanged some non-compliant systems and expects to continue such replacement or other remedial action to ensure that its computers, software and systems, and other systems will continue to operate in the Year 2000. These activities are intended to encompass all major categories of systems used by the Company, including laboratory instrumentation, building systems, and financial systems, among others. In some instances, the installation of new software and hardware in the normal course of business is being accelerated to also afford a solution to Year 2000 issues. Year 2000 spending is expected to total less than $40,000, of which the Company has incurred approximately $30,000. The total cost estimate is based on the Company's assessment as of October 31, 1999 and is subject to change as the compliance program progresses.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

  Exhibit
  No.                         Description
  -------                     ------------
   27.1                 Financial Data Schedule

REPORTS ON FORM 8-K

        The Company filed one Form 8-K (Report Date - September 13, 1999) which contained a description of the transaction that was entered into with SmithKline Beecham plc and SmithKline Beecham Biologicals Manufacturing s.a. on September 13, 1999, and included the definitive agreements as exhibits.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ANTEX BIOLOGICS INC.
                                    ----------------------------------------
                                    (Registrant)

Date: November 15, 1999             /s/V. M. Esposito
                                    ----------------------------------------
                                    V. M. Esposito, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date: November 15, 1999             /s/Gregory C. Zakarian
                                    ----------------------------------------
                                    Gregory C. Zakarian, Vice President,
                                    And Chief Financial Officer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)