Form 10KSB40
period 1999-12-31
ANTEX BIOLOGICS INC
filed 2000-04-13
CIK 893692

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)

(X)       ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
          OF 1934

          For the fiscal year ended DECEMBER 31, 1999

(  )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

          For the transaction period from ____________ to _______________
                              Commission file number 0-20988

                              ANTEX BIOLOGICS INC.
                 (Name of small business issuer in its charter)

                DELAWARE                                 52-1563899
     (State of other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

 300 PROFESSIONAL DRIVE, GAITHERSBURG, MARYLAND            20879
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

            Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

            Issuer's revenues for the fiscal year ended December 31, 1999 were $2,620,337.

            As of MARCH 17, 2000, the aggregate market value of the voting stock held by non-affiliates of the Issuer based upon the average bid and asked prices of such stock on that date was $175,718,000.

            At MARCH 17, 2000, there were 48,200,254 shares of Common Stock of the Issuer outstanding.


                       DOCUMENT INCORPORATED BY REFERENCE

            Information with respect to Directors and Officers, Executive Compensation, and Security Ownership of Certain Beneficial Owners and Management will be contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated by reference in Part III hereof.

            Transitional Small Business Disclosure Format    Yes  ( )   No  (X)

                                TABLE OF CONTENTS

Item                                                                      Page
----                                                                      ----

                                   PART I

1.    Description of Business                                                4
2.    Description of Property                                               25
3.    Legal Proceedings                                                     25
4.    Submission of Matters to a Vote of Security Holders                   25

                                   PART II

5.    Market for Common Equity and Related Stockholder Matters              26
6.    Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              27
7.    Financial Statements                                                  30
8.    Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           51

                                  PART III

9.    Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                  51
10.   Executive Compensation                                                51
11.   Security Ownership of Certain Beneficial Owners and Management        51
12.   Certain Relationships and Related Transactions                        51

                                   PART IV

13.   Exhibits and Reports on Form 8-K                                      51

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, the statements under "Item 1. Description of Business" and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein regarding the Company's business, prospects, competition, results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which represent management's current expectations, are inherently uncertain. A number of important factors, including those discussed below under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. These factors include, but are not limited to: (i) the Company's ability to fund its future operations,
(ii) the Company's
ability to successfully complete product research and development, including preclinical and clinical studies and commercialization; (iii) the Company's ability to obtain required governmental approvals; (iv) the Company's ability to attract and/or maintain manufacturing, sales, distribution and marketing partners; and (v) the Company's ability to develop and commercialize its products before its competitors. Investors are warned that actual results may differ from management's expectations.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

DEVELOPMENT OF BUSINESS

        Antex Biologics Inc. ("AntexBiologics"), together with Antex Pharma Inc. ("AntexPharma"), a wholly-owned subsidiary, (hereinafter referred to collectively as "Antex" or the "Company") is a biopharmaceutical company committed to improving human health by developing new products to prevent and treat infections and related diseases. The Company concentrates on the development of products for bacterial infections, particularly respiratory, gastrointestinal and urogenital mucosal diseases, and nosocomial (hospital-acquired) infections. At its inception, the Company was focused on identifying key interactions between infectious bacteria and their host. Early discoveries lead to the development of two novel platform technologies, ART(TM) and NST(TM). Discoveries of novel proteins from these patented technologies are enhanced through the integration of functional genomics technology to identify similar (or "homologous") proteins. These technologies form the basis for proprietary vaccine and therapeutic products. The first products developed through these technologies were vaccines for chronic bacterial infections that infect through the host mucosal system. These technologies also provide the tools and reagents used by AntexPharma to discover and develop novel therapeutics to treat bacterial infections and to address the ever increasing problem of antibiotic resistance.


BUSINESS

PRODUCTS IN DEVELOPMENT

        The Company is currently conducting research and development activities with respect to various pharmaceutical products including vaccines for chronic bacterial infections and therapeutics including broad spectrum antibiotics, particularly addressing nosocomial infections, and specific-agent antibacterials, to address increasing antibiotic resistance and newly emerging bacteria.

VACCINES

        One means of preventing disease and death from infectious microbes has been immunization by vaccination. Antigens are foreign substances, such as microbes or parts thereof, which signal to the immune system the presence of those particular agents. Natural immunity occurs when the host immune system encounters these antigens and initiates an immune response to recognize and react with the foreign agent and "neutralize" the microbe. Immunity can be induced by administering to a human or animal a microbial antigen in the form of a vaccine. Vaccination stimulates an immune response and creates immunological memory to provide protection against a potential infection. Vaccines, the most cost-effective health-care products ever developed, have been a primary component of pediatric health-care, and are becoming an important element of adult health-care. In general, the current commercially available vaccines address acute infections and do not have therapeutic potential. The Company's prophylactic and therapeutic vaccines present a new approach to the treatment of chronic bacterial infections.

        HELIVAX(TM) (Helicobacter pylori vaccine)

        Discovered in 1983, Helicobacter ("H.") pylori is now recognized as the predominant cause of ulcers. Scientists estimate that this spiral-shaped bacterium leads to 90 percent of duodenal ulcers and 80 percent of gastric ulcers. This organism generally infects the young and can be present for many years before causing symptoms. H. pylori is a chronic infection present in all parts of the world. The prevalence of infection increases with age, with greater than 90 percent of people by age 20 in developing countries and 50-60 percent of people over 60 in developed countries infected with this bacteria. The Centers for Disease Control and Prevention ("CDC") estimates that two-thirds of the world's population is infected with H. pylori, including about 25 million Americans. More recently, Helicobacter has been associated with stomach cancers and is classified by the World Health Organization ("WHO") as a Class 1 carcinogen. No single agent therapy has been found to wipe out this infection, and antibiotic resistance is increasing.

        The Company is engaged in ongoing efforts to develop a vaccine for H. pylori. Using NST technology, the Company produced H. pylori bacteria that are antigenically enhanced when compared to conventionally grown H. pylori. HELIVAX is composed of these NST bacteria which have been inactivated (killed) and combined with a mucosal adjuvant. The Company has shown in preclinical animal models that HELIVAX is well tolerated and generates both mucosal and systemic immune responses. The animal studies showed that the vaccine works both prophylactically and therapeutically; it prevented infection from H. pylori and cleared H. pylori in previously infected animals. The Company has 2 US patents and several foreign patents issued and pending claiming compositions and methods of using the H. pylori inactivated whole cell vaccine.

        A Phase I clinical trial under a U.S. Food and Drug Administration ("FDA") Investigational New Drug Application ("IND") was successfully completed in 1999. This randomized double-blinded, placebo-controlled clinical trial was conducted to assess the safety and immunogenicity of a three-dose regimen of HELIVAX in volunteers with and without subclinical gastric infection. The orally administered vaccine was generally well tolerated and caused no serious adverse events and did not exacerbate the H. pylori infection in the asymptomatic volunteers. HELIVAX generated strong immune responses, both systemically and locally to H. pylori in both uninfected and asymptomatic H. pylori infected individuals. The Company intends to initiate a Phase II clinical study in 2000 to assess the dosing regimen and other formulations.

        In addition, Company scientists have identified novel antigens from H. pylori. The Company has cloned the genes, produced the recombinant proteins and purified quantities of the proteins for preclinical animal testing as potential vaccine candidates. The Company is responsible for the commercialization of these products at the present time, but may enter into one or more collaborations for commercialization in various geographic regions. See "Strategy for Commercial Development."

        CAMPYVAX(TM) (Campylobacter jejuni vaccine)

        A major cause of death globally, diarrheal diseases are a major world-wide concern. One of the most prevalent causes, Campylobacter, accounts for 400-500 million cases of diarrhea throughout the world each year, and over
2.5 million cases are estimated to occur in the U.S. annually. Outbreaks of Campylobacter gastroenteritis and diarrhea occur frequently and are a major problem among military personnel stationed in the U.S. and deployed overseas. Campylobacter infection is also considered to cause one of the most severe forms of traveler's diarrhea among visitors to less developed countries. A medical significance of a Campylobacter vaccine lies in the diseases other than diarrhea caused by this bacteria, arthritis and Guillain Barre Syndrome, which are debilitating and can result in paralysis and death. The increasing resistance of Campylobacter to antibiotics is becoming a national concern, and may increase the desirability of a safe effective oral vaccine.

        The Company is engaged in ongoing efforts to develop a vaccine for Campylobacter. Using NST technology, the Company has produced Campylobacter bacteria that are antigenically enhanced compared to conventionally grown Campylobacter. CAMPYVAX is an inactivated NST-Campylobacter whole cell vaccine preparation combined with a mucosal adjuvant. The Company has shown in preclinical animal models that CAMPYVAX is well tolerated and generates both mucosal and systemic immune responses. The animal studies showed that the vaccine is effective at preventing infection from Campylobacter. The Company has 3 US patents and several foreign patents issued and pending claiming compositions and methods of using the Campylobacter inactivated whole cell vaccine.

        In 1994, the Company entered into a Cooperative Research and Development Agreement ("CRADA") with the United States Navy whereby the Navy will clinically test CAMPYVAX to prevent diarrhea caused by enteropathogenic Campylobacter (See "Collaborative Agreements."). Two successful Phase I clinical trials and a Phase II challenge trial of Campylobacter infection trial have been completed. The first Phase I clinical study demonstrated the safety and immunogenicity of the inactivated NST-Campylobacter whole cell preparation. The second Phase I clinical study demonstrated the safety and immunogenicity of CAMPYVAX (the vaccine preparation consisting of the inactivated NST-Campylobacter whole cells in combination with a mucosal adjuvant).

        The Phase II trial was a double-blinded, placebo-controlled challenge model and evaluated the clinical and immunological outcomes of the oral vaccine in healthy adult volunteers against experimental infection with Campylobacter. The sequence of clinical and microbiological events associated with Campylobacter infection was characterized and correlated with immune response patterns in vaccinated, previously infected and placebo-controlled volunteers. The clinical results of this Phase II trial with respect to safety were similar to the Phase I studies, in that there were no reportable adverse events related to vaccination.

        The results of this Phase II trial also confirmed the Phase I clinical studies with respect to the immunogenicity of the vaccine. Like live infection, CAMPYVAX induced Campylobacter-specific humoral and cellular immune responses in the majority of the recipients. This experimental model of Campylobacter infection identified, for the first time, two immune correlates of protection that will be used to evaluate vaccine effectiveness in follow-on studies. The trial demonstrated that CAMPYVAX was safe, immunogenic and elicited intestinal and systemic immune responses associated with protection against disease. The Company intends to continue the clinical development of this vaccine. Possible modifications of the vaccine dosage and formulation will be addressed in future trials. The Company is responsible for the commercialization of this product at the present time, but may enter into one or more collaborations for commercializing CAMPYVAX in various geographic regions. See "Strategy for Commercial Development."

        ACTIVAX(TM) (A Combination Traveler's vaccine)

        Seemingly mild, diarrheal diseases are responsible for 2,000 to 8,000 deaths a year in the US and over 3 million globally. Enterotoxigenic E. coli ("ETEC") is the leading cause of Traveler's Disease, causing worldwide an estimated 630 million cases of mild to severe diarrhea annually. International public health officials estimate that Campylobacter annually causes 400 to 500 million cases of diarrhea worldwide. Shigella is another leading cause of diarrheal disease worldwide with over 200 million cases reported worldwide. Together, Campylobacter, Shigella and ETEC account for over 1 billion cases of Traveler's Disease annually.

        A combined multivalent vaccine for the prevention of Traveler's diarrheal diseases is a product uniquely suited to Antex's platform technologies. The Company believes that an effective vaccine against Traveler's Disease should contain protective antigens against Campylobacter, Shigella and ETEC. The Campylobacter vaccine component is described above (See "CAMPYVAX"). Using NST technology, the Company has also produced a Shigella inactivated whole cell vaccine. The Shigella vaccine shows a strong immune response, and is protective against infection in preclinical models of infection and disease. The Company has 3 US patents and several foreign patents issued and pending claiming compositions and methods of using the Shigella inactivated whole cell vaccine. The Company plans to develop an ETEC vaccine component either through in-house discoveries or through licensing agreements. The Company will continue the development of each component as a separate vaccine as well as a combination vaccine.

        In 1999, the Company, in collaboration with the Johns Hopkins University, received a Phase I Small Business Technology Transfer Program ("STTR") contract from the US Department of Defense, Department of the Army, for the preclinical development of the Shigella and ETEC components of this multivalent vaccine. The Company received an invitation to submit a proposal for a Phase II STTR contract. The Company is responsible for the commercialization of this product at the present time, but may enter into collaborations regarding these and other potential vaccine products. See "Strategy for Commercial Development."

        TRACVAX(TM) (Chlamydia trachomatis vaccine)

        In the U.S., almost 12 million cases of sexually transmitted urogenital diseases occur annually. By age 21, approximately one out of every five young people has required treatment for a sexually transmitted disease. The most prevalent sexually transmitted diseases in the world are caused by bacteria called Chlamydia ("C.") trachomatis. Millions of people suffer from cervictitis, pelvic inflammatory disease, sterility, ectopic pregnancies and symptomatic urethritis caused by C. trachomatis. In the U.S. during 1995, approximately 477,000 new cases were reported to the CDC, more than any other infectious disease. A common problem is that these infections can progress unnoticed for a long period of time, particularly in women, until severe symptoms occur. Many times, once the symptoms do occur the damage, such as infertility, is irreversible. The CDC estimates there are more than 3.5 million additional cases undiagnosed and unreported in the U.S. each year.

        Globally, the WHO estimates 89 million new cases of urogenital diseases caused by C. trachomatis emerge each year. Because C. trachomatis also causes trachoma, the world's most common form of preventable blindness, the WHO estimates Chlamydia is responsible for at least 15 percent of the world's blindness.

        Using functional genomics, the Company has identified two families of proteins that are being evaluated for their use as vaccines for this chronic infection. The Company has cloned the genes, produced recombinant vectors, and expressed and purified many of the proteins within the two families. These antigens are currently undergoing evaluation in preclinical studies. The Company is responsible for the development of these vaccine candidates but may enter into collaborations regarding these and other potential vaccine products. See "Strategy for Commercial Development."

        Additionally, The Company identified through its proprietary ART an outer membrane protein from C. trachomatis and has cloned the protein's gene. The Company has shown in a preclinical animal model of disease that the subunit vaccine generated an immune response. The experiments showed that the vaccine protected animals from infertility caused by Chlamydial infections. Development and commercialization of this potential vaccine product for use in humans is in collaboration with SmithKline Beecham plc. See "Collaborative Agreements."

        TWARVAX(TM) (Chlamydia pneumoniae vaccine)

        Chlamydia ("C.") pneumoniae is the third most common cause of epidemic community-acquired pneumonia. Worldwide, 50% of the population are infected with this organism by the age of 20, and 70-80% are infected by the age of 60. Pneumonia is the fifth leading cause of death in the US, with approximately 2.5 million cases occurring annually. Additionally, C. pneumoniae has recently been associated with plaques that cause cardiovascular diseases including atherosclerosis, as well as plaques in the brain associated with Alzheimer's Disease. There is no vaccine on the market for this chronic infection.

        The Company has identified a novel protein in C. pneumoniae using functional genomics. This protein has been cloned and expressed recombinantly, and TWARVAX will be evaluated in preclinical models as a potential subunit vaccine to treat and prevent this chronic infection. The Company has US and foreign patents pending with respect to this novel vaccine. The Company is responsible for the development of this vaccine candidate but may enter into collaborations regarding this and other potential vaccine products. See "Strategy for Commercial Development."

        GONOVAX(TM) (Neisseria gonorrhoeae vaccine)

        Gonorrhoea, caused by Neisseria ("N.") gonorrhoeae, is the second most common sexually transmitted disease worldwide. It is the most frequently reported communicable disease in the US, with 3-4 million cases reported annually. This organism causes diseases including gonococcal urethritis, pelvic inflammatory disease and pneumonia. There is no vaccine on the market for this organism.

        The Company has identified a novel protein in N. gonorrhoeae using functional genomics. This protein has been cloned and expressed recombinantly, and GONOVAX will be evaluated in preclinical models as a potential subunit vaccine. The Company has US and foreign patents pending with respect to this novel vaccine. The Company is responsible for the development of this vaccine candidate but may enter into collaborations regarding this and other potential vaccine products. See "Strategy for Commercial Development."


THERAPEUTICS

        The Company, through AntexPharma, believes that the anti-bacterial market presents an attractive opportunity to leverage its two proprietary platform technologies -- ART and NST -- to develop novel therapeutics. AntexPharma's target-based drug discovery strategy integrates ART and NST with functional genomics, bioinformatics, molecular modeling, and combinatorial chemistry to identify and develop novel drug targets and antibacterial compounds to fight important bacterial infections.

        Some bacteria causing various infectious diseases are resistant to multiple antibiotics and the number of antibiotic-resistant bacteria is continuing to increase. The economic and human costs of antibiotic resistance continue to rise. Mortality and hospital length of stay are at least doubled for resistant strains of these pathogens. AntexPharma's drug discovery programs are focused on pathogens that have increasing resistance to the currently available antibiotics.

        The Company is seeking compounds having activity that kills or reduces the virulence for either a specific bacterium and/or a broad range of bacteria, particularly hospital-acquired (nosocomial) infections. Major nosocomial pathogens include Staphylococcus aureus, Streptococcus, Enterococci, Pseudomonas, Mycobacteria and Enterobacter including Escherichia coli and Klebsiella. Antex's current specific agent screens include those listed above as well as H. pylori, methicillin-resistant Staphylococci ("MRSA") and vancomycin-resistant Enterococci ("VRE").

        Staphylococci are one of the most common causes of community- and hospital- acquired infections. The most common treatments are antibiotics such as methicillin and more recently vancomycin. Resistance to methicillin is common. In fact, in many U.S. hospitals, strains of staphylococci are resistant to all available antimicrobials except vancomycin. Recently, there have been reported cases of reduced susceptibility to vancomycin. The occurrence of fully vancomycin-resistant staphylococcal infections in a hospital could result in a serious public health problem.

        Streptococci and Enterococci are comprised of four groups of organisms, some of which are normally harmless and some are severely pathogenic. Two of the most severe forms of invasive Streptococci are necrotizing fascitis ("flesh eating") and the rapidly progressing streptococcal toxic shock syndrome. Since 1989, a rapid increase in the incidence of infection and colonization with VRE has been reported from U.S. hospitals. This increase poses several problems, including the lack of available antimicrobials for treating infections caused by VRE because most VRE are also resistant to multiple drug therapy, and the possibility that the vancomycin resistance genes present in VRE may be transferred to other microorganisms such as Staphylococcus aureus.

        The Company's therapeutic research and development currently consists of the following drug discovery programs.

        ANTIBACTERIALS

        Antex scientists designed four core structures of new chemical entities ("NCEs") which, according to worldwide patent and literature searches, are novel and proprietary to Antex. Patent applications have been filed claiming compositions, uses and processes for their preparation. Based on the scope of the claims, the Company has a proprietary position on approximately 2.5 million compounds per core structure, or 10 million compounds within the four series. Over 100 compounds have been synthesized in Antex laboratories and evaluated for activity against bacteria. All compounds are initially screened for minimal inhibitory concentrations against a broad panel of gram positive and gram negative bacteria, including antibiotic sensitive and resistance strains. Several compounds have been identified as active specifically against Helicobacter pylori and are being pursued as specific agent antibacterials, called HELICINS(TM). In addition to these compounds, Antex is evaluating other core structures for potential development; several have been identified as active against a broad range of bacteria.

        Identification of specific drug targets is also an essential step in developing candidate compounds. The Company uses its specific functional genomics expertise and know-how in combination with ART and NST to identify potential molecular targets for drug discovery. Acceptable targets are either those that are essential for the life of the pathogen or are virulence factors. Additionally, the target must be divergent between the pathogen and host, so that modification and/or disruption of the target will attenuate or kill the microbe, and/or inhibit its virulence, without a detrimental impact on the host. Antex has identified several potential drug targets and two such targets have been validated as useful for potential drug discovery.

        Access to diverse molecular libraries for screening against targets is critical to drug discovery. The Company is committed to developing its own library and will seek collaborative partners to provide additional libraries that support the screening process. In addition to synthetic compounds, the Company is investigating natural products and intends to establish a "natural products" library, which will broaden the diversity of the compounds to be screened.

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

        The Company's NST technology is targeted to the genomic elements underlying bacterial pathogenesis and virulence. The Company has developed biochemical, molecular and genetic procedures to identify pathogenesis targets ex vivo and in animal models. These methods can be used to identify modulators of pathogenesis and virulence factors in an in vitro/ex vivo environment that are clinically relevant. Modulation of pathogenesis and virulence factors is a novel approach to the prevention and treatment of bacterial diseases. Anti-pathogenesis and anti-virulence modulators resulting from signal transduction potentially offer advantages over traditional antibiotic therapy.

        Additionally, an objective of this program is to discover compounds to use in combination with existing antibiotics to improve their effectiveness or overcome the resistance of certain bacteria to the antibiotic. The development of resistance to an antibiotic is usually due to a specific defined resistance pathway. The initial goal is to identify compounds for MRSA and

VRE that may act through identified structural target mechanisms or through functional targets not previously identified. The Company believes that compounds identified may be developed as oral and systemic adjunctive therapy to methicillin and vancomycin. Additionally, the Company has patented technology on antibiotic-receptor conjugates.

        ANTI-INFLAMMATORIES / ANTI-OXIDANTS

        As stated above, infectious diseases not only activate the immune system in the host, but also trigger the host's inflammatory response. These host responses are directly caused by the infection and usually act together in a cascading effect to fight against the invading microbe. Inflammation in a controlled manner is important to fight against infections. However, uncontrolled inflammation, such as psoriasis, lupus and arthritis, can be a severe problem in some individuals. Some inflammatory diseases and other disorders, such as peptic ulcers, cardiovascular diseases and infertility, may occur as indirect results of an infection. For instance, disorders not previously known to be caused by infectious diseases, such as reactive arthritis, neurological disorders and various forms of cancers, more recently have been linked to prior infections.

        The presence of foreign microbes triggers host cells called leukocytes, or white blood cells, which are the first host cell types involved in defense against infection. Normally, these leukocytes are present in the blood, but migrate from the blood to the site of infection when triggered. Leukocytes play a vital role in both the immune and the inflammatory responses. The initial white blood cells recruit other inflammatory cells, such as macrophages, and immune system cells, such as B and T cells. These cells also release many other cellular molecules including cytokines (such as interleukins - IL1, IL2 and IL8, and TNF) and oxidative stress (reactive oxygen species ("ROS"), such as NO, O2-and OH.) that activate the immune system and enhance the inflammatory cascade.

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

        Therefore, the Company's drug discovery program will also involve screening assays for identifying new anti-inflammatory and/or anti-oxidant drugs (Antiflamoxidants(TM)) that may interfere with signal transduction pathways to block the overproduction of cytokines and cell-mediated inflammation, and/or block the overproduction of reactive oxygen species.

TECHNOLOGY OVERVIEW

        General
Early research focused on identifying carbohydrates, proteins and lipids that acted as host receptors recognized by bacteria, and the particular bacterial adhesin proteins that bound these receptors. The methods developed and the tools identified through this research were the foundation of the Company's proprietary platform technology, ART (TM) (Antigen-Receptor Technology). Later, Antex scientists discovered that adding components identified in mucus and other natural environmental signals to laboratory cultures effected certain changes in laboratory grown bacteria. Methods were developed to analyze virulence properties of many bacteria and to determine critical environmental signals that affected the virulence expression in these bacteria. This research led to the development of the Company's second platform technology called NST(TM) (Nutriment Signal Transduction). The Company is capitalizing on the explosion of genomics information by integrating its NST and ART technologies with its strong capabilities in functional genomics to identify and produce recombinant proteins for vaccine and drug discovery.

        ART(TM) (Antigen-Receptor Technology)

Carbohydrates and lipids have a variety of functions within the human or animal (collectively "mammalian") body. They serve as receptors of natural chemical signals such as hormones and neurotransmittors; as reservoirs of nutritional energy; others function in cell to cell adhesion and communication; and some lipids make up the architecture of the plasma membranes of individual mammalian cells. These particular cell membrane lipids were once thought to function only to maintain the shape and integrity of cells and to serve as a barrier between extracellular and intracellular environments. However, discoveries by the Company's scientists and collaborators have revealed that certain carbohydrates, lipids and some proteins (i.e., glycolipids and phospholipids) within mammalian ("host") cells play a major role in the pathogenesis of infection by serving as receptors for bacterial attachment and as nutrients for growth of bacteria.

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

        To date, using ART the Company's scientists have identified the molecular structure of host cell receptors, including carbohydrates, lipids and proteins, for more than 60 microbes or microbial toxins. Once the receptor is identified, the Company then uses it as a tool to identify and purify the corresponding microbial adhesin. Sufficient quantities of the adhesins are produced for preclinical and clinical testing either by isolating the "native" protein from the original microbe or by producing a "recombinant" protein in another microbe.

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

        Further, the Company believes that both the microbial adhesins and their corresponding host cell receptors present novel targets and vehicles for the design of new therapeutics to treat microbial infections. The Company is developing screening assays for one such target identified through ART. The Company has developed and patented novel conjugates of known antibiotics with host cell receptors, with the belief that the antibiotic portion of the molecule will be targeted to the bacteria via their receptors. In addition, biological therapeutics, such as novel analogs of the adhesins and receptors, can be developed to interfere with the initial step in microbial infections.

        NST(TM) (Nutriment Signal Transduction)

        The behavior of a microbe during entry and invasion of the host is a balancing act between the microbe and the host. Pathogenic microbes require a specific environment and nutrients to survive, reproduce, and cause infection. The mucosal surface, where more than ninety (90) percent of infections start, serves as a barrier to infections, but it can also serve as an environment for bacteria to survive and grow. Antex scientists found that certain microbes use substances found in the mucus as nutriment sources. This led to the development of methodology to examine bacterial virulence properties and the discovery of particular factors present in the host environment that were necessary for microbes to be pathogenic. NST is the regulation of bacterial growth and/or pathogenicity (virulence) by important physiological nutriments. Physiological nutriments include natural chemicals and other environmental conditions, such as temperature and oxygen content, that bacteria normally encounter in the body.

        By identifying the particular chemicals and conditions in the host that transduce bacteria and enhance the expression of virulence properties, Antex can duplicate in the laboratory the specific environment found in the body (host). NST is used to produce more clinically relevant microbes. Antex has shown that NST grown bacteria express antigens and other virulence factors that more closely resemble those seen within the body; these antigens/virulence factors may not be expressed in bacteria grown using traditional laboratory conditions. Therefore, these expressed antigens or antigenically enhanced microbes create biological mimicry important for producing more potent vaccines for inducing immunity against an infectious agent.

        Moreover, Antex has discovered that the in vitro antibiotic sensitivity of these "biological mimics" may be more similar to that of bacteria within an infected host than conventionally grown bacteria. Because the profile of antibiotic susceptibility or resistance of NST-bacteria may be more closely related to the in vivo sensitivity of bacteria, the identification of novel antibiotics should be facilitated through the use of NST grown bacteria. Antex has discovered that some of the newly expressed virulence factors of NST-bacteria are metabolic proteins, which may be novel targets for drug discovery and development of novel antibacterial compounds. Therefore, NST also provides a platform to investigate and develop novel substances to down regulate, or modify, the growth and/or virulence of pathogenic bacteria or kill virulent bacteria.

        Functional Genomics

        The power of the genomics information is only realized when the function of the genes being decoded is identified. The Company augments ART and NST with its strong capabilities in functional genomics. Antex's approach is to "mine" databases of bacterial genomic DNA sequences for "homologs" (somewhat similar sequences) to proprietary novel proteins that were identified through either ART or NST. Once a homologous DNA sequence is identified from the database, Antex applies molecular biology, proteomics and bioinformatics to prepare "homolog" proteins. These proteins are cloned, expressed, purified and characterized and provide the potential for a broad proprietary position. Antex scientists have identified several novel antigen homologs that may be useful as subunit vaccines, as well as enzymes and other metabolic proteins that may be useful as novel targets for the identification of new anti-bacterials.

        Targeted Molecular Diversity

        Antex scientists use a "Targeted Molecular Diversity" approach for lead compound identification and lead optimization. From the laboratory determined crystal structure of bacterial enzymatic targets, the Company predicts the molecular three-dimensional ("3-D") form. Together with this predicted 3-D form, the Company's scientists combine molecular modeling, combinatorial chemistry, "virtual" screening and high-throughput laboratory screening to discover diverse NCEs as antibiotics.

        These technology platforms address key elements of discovery and development of new vaccines and therapies for prevention and treatment of bacterial diseases.

COLLABORATIVE RESEARCH AND DEVELOPMENT PROJECTS

        Respiratory Infections

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

        In 1994, the Company entered into a license agreement with Pasteur Merieux Connaught, now Aventis Pasteur, under which the Company granted to Aventis Pasteur an exclusive worldwide license, other than the Asia-Pacific region, to develop, manufacture and sell one or more vaccines based on the Company's proprietary H. influenzae Hin47 protein. Aventis Pasteur is evaluating this vaccine in human clinical studies and has completed Phase I studies that showed the vaccine is safe and generates an immune response in healthy adults, adolescents and infants. The Company has received three milestone payments in accordance with the agreement. See "Collaborative Agreements".

        Pneumonia is the fifth leading cause of death in the U.S., with approximately 2.5 million cases occurring in the U.S. annually. In addition to otitis media, H. influenzae nontypeable and M. catarrhalis are causative agents for acute pneumonia in adults, particularly the elderly. The Company continues to identify other novel protein antigens from H. influenzae and M. catarrhalis using both NST and ART technologies. The Company believes that the technology utilized to develop vaccines for H. influenzae nontypeable and M. catarrhalis may have application against otitis media as well as acute pneumonia. The Company has produced two proprietary outer membrane proteins for potential subunit vaccines, which are at the preclinical development stage. The Company has produced one lot of the two subunit proteins under FDA Good Manufacturing Practices. These additional H. influenzae and M. catarrhalis antigens for use as human vaccines have been licensed to SmithKline Beecham Corporation and SmithKline Beecham Biologicals Manufacturing s.a. ("SmithKline"), which is responsible for further development and possible commercialization of these vaccine candidates. See "Collaborative Agreements."

        Bacterial meningitis is a rapidly evolving upper respiratory tract infection where onset of early symptoms is very fast (0 to 4 days) and complications can be serious, including brain damage and a high incidence of death (greater than 15% even with antibiotic therapy). Three of the most common infectious agents that cause bacterial meningitis include H. influenzae (Type B and nontypeable), M. catarrhalis and N. meningitidis. N. meningitidis is a respiratory pathogen that causes invasive meningococcal infections primarily in children younger than 5 years of age and travelers to countries recognized to have epidemic disease. The only vaccine currently available is one comprising bacterial capsular polysaccharides which have been shown to cross-react with neural cells, potentially causing severe side effects. The Company, using both ART and NST, has identified novel adhesins to develop a subunit vaccine that may avoid the drawbacks of the vaccine currently being used.

        These potential vaccine products for use in humans have been licensed to SmithKline for further development and possible commercialization. The Company may enter into other collaborations regarding these and other potential products for uses other than as human vaccines. See " Collaborative Agreements."

COLLABORATIVE AGREEMENTS

        In December 1994, the Company entered into a technology license agreement with Aventis Pasteur, whereby the Company granted an exclusive license to develop, produce and market any product using the Company's H. influenzae nontypeable Hin47 protein in all countries other than those in the Asia-Pacific region, as defined. Under the license agreement, Aventis Pasteur must use commercially reasonable efforts to develop a marketable product. However, at its option and for good cause, Aventis Pasteur may cease development upon 6 months' prior written notice to the Company and upon payment of all amounts due to the Company through the termination date, at which time the licensed technology reverts to the Company. The Company earned a license fee in 1994 and is entitled to milestone payments based on the licensee's performance or the passage of time. Three such milestone payments have subsequently been earned, including a $500,000 milestone payment in December 1998. Upon commercialization, the licensee is obligated to pay a guaranteed minimum annual royalty to the Company on sales of any product incorporating the Company's technology. In 1999, the Company renegotiated certain terms of this agreement regarding the timing and amount of certain milestone payments. The licensee successfully completed a Phase IA clinical trial in adults in 1997, a Phase IB clinical trial in children in 1998 and a Phase IC in 1999 in infants, which evaluated the safety and immunogenicity of the vaccine. Plans for continuing the clinical development of this vaccine are underway.

        In August 1994, the Company entered into a CRADA with the United States Navy, whereby the Company granted Government Purpose License Rights to its Campylobacter vaccine technology. In exchange for the rights granted, the United States Navy agreed to conduct and fund the costs involved in Phase I, II and III clinical trials for the vaccine, subject to the availability of required funds. The Company retained all commercial rights to develop, produce and market any product involving its proprietary Campylobacter technology. Either party may terminate the CRADA upon thirty days written notice. Two Phase I trials and a Phase II challenge trial have been successfully completed. This CRADA is currently being extended for another 5 years.

        Effective March 1996, the Company entered into definitive agreements with SmithKline, which established a corporate joint venture, MicroCarb Human Vaccines Inc. ("MCHV"), to develop and commercialize human bacterial vaccines utilizing the Company's proprietary technologies. At August 31, 1999, the agreements provided for the following: the option by SmithKline to provide annual funding of research and development activities for future years; an exchange option granted by the Company to SmithKline enabling SmithKline to convert its 26.25% equity interest in MCHV for 3,595,264 shares of the Company's common stock, under specified conditions; and a warrant granted by the Company to SmithKline enabling SmithKline to acquire up to 5,730,802 shares of the Company's common stock, under specified conditions. The agreements also provided for SmithKline to make milestone payments and pay royalties to MCHV, and for SmithKline to reimburse the Company for expenses the Company incurred for agreed upon production lots of vaccine for clinical trials, the conduct of agreed upon clinical trials, and agreed upon prosecution and maintenance of the Company's patents and patent applications. As further stipulated in the agreements, SmithKline was responsible for conducting additional clinical trials, manufacturing, and sales and distribution.

        Effective September 1, 1999, the agreements were terminated and/or amended and the Company entered into an Omnibus Agreement with SmithKline Beecham plc and SmithKline Beecham Biologicals Manufacturing s.a. ("SB") and MCHV. Under the provisions of the Omnibus Agreement and several related documents, the following occurred: SmithKline's equity interest in MCHV was converted into 3,595,264 shares of the Company's common stock and MCHV was merged into the Company; a New License Agreement was executed; and the Company granted an amended and restated warrant to SB to purchase 3,865,769 shares of common stock at an exercise price of $.37 per share exercisable on or before September 1, 2003.

        The New License Agreement covers prophylactic and/or therapeutic vaccines for certain designated infectious diseases and provides for the reversion to the Company of all other technology rights previously licensed to SmithKline. The terms of the license agreement provide for the following: funding for research and development of $1,333,334 for the period July 1, 1999 to December 31, 1999 with SB having the option to provide annual funding of research and development activities in the future; milestone payments and royalties; and, subject to mutual agreement in the future, the reimbursement by SB of expenses incurred by the Company for production lots of vaccines, the conduct of clinical trials, and the prosecution and maintenance of the Company's patents and patent applications pertaining to the licensed technology. As further stipulated in the agreement, SB will be responsible for conducting clinical trials, manufacturing, and sales and distribution for the licensed vaccines.

        The Company may continue to grant licenses to certain of its proprietary technologies, reagents, and vaccine and therapeutic products in exchange for license fees, royalty payments and other compensation. The Company anticipates seeking such arrangements with respect to technologies that it is unwilling or unable to pursue on its own.

STRATEGY FOR COMMERCIAL DEVELOPMENT

        In April 1998, the Company established AntexPharma to research and develop novel therapeutic alternatives to address the unmet clinical needs of antibiotic resistance and newly emerging diseases by applying the NST and ART platform technologies. AntexPharma will also seek to license and/or acquire additional technologies, suitable later stage development candidates, and products to further the Company's objectives. AntexPharma will pursue strategic alliance and financing opportunities related to therapeutic products.

        All of the Company's proposed products are in discovery, research, preclinical or clinical development. The Campylobacter vaccine, CAMPYVAX, will be in a Phase II clinical trial in 2000, with two Phase I clinical trials and a Phase II challenge trial having been successfully completed. A vaccine for H. pylori, HELIVAX, has successfully completed a Phase I clinical trial, and the Company intends to intiate a Phase II clinical trial in 2000. All potential vaccine and therapeutic products will require substantial additional research and development, preclinical testing, clinical trials and/or regulatory approvals from the appropriate governmental agencies prior to commercialization. See "Government Regulation." The process from research to marketing could require significant expenditures over a number of years.

        The Company's long term objective is to manufacture and market certain of its products and to rely on independent third parties for the manufacture and marketing of certain other of its products or for certain geographic regions. For certain products under development, the Company may seek to enter into development and marketing agreements which grant certain rights to its corporate partners in return for royalties to be received on sales, if any. No assurances can be given that the Company will enter into any such agreements on acceptable terms or that such future partners will be successful in commercializing products.

PRODUCTION FACILITY

        The Company contracts for the services of a FDA-approved pilot plant. This facility initially has been used for the production of the Company's Campylobacter and H. pylori inactivated whole cell preparations for clinical trial purposes and for the Company's M. catarrhalis subunit vaccine. The pilot plant was established and operates in compliance with the FDA's current Good Manufacturing Practices. See "Government Regulation." The Company anticipates that it will produce pilot and clinical trial lots of its other proposed vaccines at this or another third-party pilot facility.

PRODUCT LIABILITY INSURANCE

        The testing, marketing and sale of human health care products entail an inherent risk of allegations of product liability, and there can be no assurance that product liability claims will not be asserted against the Company. The Company intends to obtain product liability insurance for its ongoing clinical trials. Such coverage may not be adequate as and when the Company further develops products. There can be no assurance that the Company will be able to obtain, maintain or increase its insurance coverage in the future on acceptable terms or that any claims against the Company will not exceed the amount of such coverage.

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

        In order to obtain FDA approval to market a new biological or pharmaceutical product, the Company or its licensees must submit proof of safety, purity, potency and efficacy, which will require the Company or its licensees to conduct extensive laboratory, preclinical and clinical tests. This testing, as well as preparation and processing of necessary applications, is expensive, time-consuming and often take several years to complete. There is no assurance that the FDA will act favorably in making such reviews. The Company or its licensees may encounter significant difficulties or costs in their efforts to obtain FDA approvals, which could delay or preclude the Company or its licensees from marketing any products that it may develop. The FDA may also require postmarketing testing and surveillance to monitor the effects of marketed products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if problems occur following initial marketing, such as, compliance with regulatory standards is not maintained. With respect to patented products or technologies, delays imposed by governmental marketing approval processes may materially reduce the period during which the Company or its licensees will have the exclusive right to exploit patented products or technologies. See "Patents and Other Rights." Refusals or delays in the regulatory process in one country may make it more difficult and time consuming for the Company or its licensees to obtain marketing approvals in other countries.

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

        The Company, either alone or in conjunction with its collaborators, has filed INDs for Campylobacter and H. pylori vaccines. The applications were accepted by the FDA. The Company has entered into, and anticipates that it may in the future enter into, joint ventures, licensing or similar collaborative arrangements with one or more companies that will assume the costs and responsibility for clinical testing and for FDA and comparable foreign regulatory approval of any product which the Company may have in development. See "Strategy for Commercial Development." To the extent that the Company is unable to enter into such arrangements or to raise additional capital, it may not have the resources to complete the regulatory approval process for such products.

PATENTS AND OTHER RIGHTS

        The Company has 26 allowed or issued U.S. patents and 100 allowed or issued international patents. Currently there are seven pending patent applications in the United States, with corresponding international patent applications. The patent applications relate to novel proteins, their corresponding genes and uses thereof, new chemical entities and to the Company's ART and NST technologies. Collectively, the applications include composition claims for enhanced bacteria, receptors and their corresponding adhesins or toxins, method of use claims for the use of these compositions, for vaccines and for other antimicrobial products.

        Two of the issued patents and their corresponding foreign patent applications, are co-owned with other entities. The Company holds exclusive rights to a US patent covering one of its targets for antibiotic discovery and non-exclusive rights to 1 U.S. and 2 foreign patents covering VeroTest(R) and related technologies. Additionally the Company holds a non-exclusive license to 7 additional U.S. patents related to carbohydrate receptors for microorganisms. The Company has made initial payments to the licensors, and royalty payments must be made if the Company markets products or services incorporating the licensed technologies.

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

BACKGROUND

        In March 1988, BioCarb Inc., the Company's predecessor, was established as a wholly-owned subsidiary of BioCarb AB, a Swedish biotechnology company. In August 1991, the

Company was acquired by a then officer in a management buy-out and began doing business as MicroCarb Inc. Subsequent to the management buy-out, the Company has been operating as a development stage enterprise. In 1996, the Company changed its name to Antex Biologics Inc. In 1998, the Company formed a wholly-owned subsidiary, Antex Pharma Inc.

EMPLOYEES

        At December 31, 1999, the Company had 28 full-time employees and contract personnel, of which 23 were in research and development. Of these personnel, 11 hold Ph.D. degrees. None of the employees is represented by a labor union. The Company considers its employee relations to be good.


ITEM 2.     DESCRIPTION OF PROPERTY

        The Company leases approximately 24,000 square feet of laboratory and office space in Gaithersburg, Maryland, pursuant to a ten-year lease entered into in December 1998 which extended the term and expanded the space under its expiring lease. The lease provides for 2000 annual rent of approximately $657,000, with specified annual increases. In addition, the lease requires the Company to pay its pro-rata share of building operating expenses and administrative charges estimated at approximately $225,000 for 2000. The facility is equipped as a state-of-the-art biotechnology research facility. The Company believes that its space will provide facilities sufficient for the Company's planned activities for at least the next twelve months, with the exception of the need for a small animal facility and pilot plant. The Company currently contracts for these services from existing facilities and intends to continue to do so for the foreseeable future.


ITEM 3.     LEGAL PROCEEDINGS

        None


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS


PRICE RANGE OF COMMON STOCK

        The common stock, par value $.01, of the Company ("Common Stock") traded on the Nasdaq Small-Cap Market until January 11, 1995 at which time it was deleted. The Common Stock currently is quoted on the OTC Bulletin Board under its symbol ANTX. The range of high and low closing bid prices for the Common Stock for the years ended December 31, 1998 and 1999 as reported by Nasdaq is presented below. Such quotations reflect interdealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

          1998                          High                Low
          ----                          ----                ---

      1st  Quarter                      1-1/4              27/32
      2nd Quarter                      1-5/32              11/16
      3rd Quarter                       23/32               9/32
      4th Quarter                       35/64             37/128

         1999
         ----

      1st Quarter                       13/16              23/64
      2nd Quarter                       15/32               9/32
      3rd Quarter                       15/32               7/32
      4th Quarter                         5/8                3/8


        As of March 17, 2000, there were approximately 250 holders of record of the Common Stock.


DIVIDEND POLICY

        The Company has not paid dividends on its Common Stock and does not anticipate that any cash dividends will be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

       The Company commenced operations in August 1991.

       Effective March 1996, the Company executed definitive agreements with SmithKline Beecham which established a corporate joint venture, MicroCarb Human Vaccines Inc., to develop and commercialize human bacterial vaccines utilizing the Company's proprietary technologies. Effective September 1, 1999, these agreements were terminated and/or amended and new definitive agreements were entered into to develop and commercialize related human bacterial vaccines (see
Note 6 to the financial statements).

       The strategic alliances with SmithKline Beecham and Aventis Pasteur are consistent with one aspect of the Company's overall strategy which, since its inception, has been to establish strategic partnerships and to focus on researching technologies with the goal of developing new products to prevent and treat infectious diseases and their related disorders. The Company is operating as a development stage enterprise.

RESULTS OF OPERATIONS

       Revenues for 1999 totaled $2,620,337 consisting of human bacterial vaccine research and development support of $1,970,744 and reimbursable expenses incurred of $549,594 pursuant to the strategic alliance with SmithKline Beecham, a $50,000 material transfer fee and $49,999 from a Small Business Technology Transfer contract.

        Revenues for 1998 totaled $4,507,029 consisting of human bacterial vaccine research and development support of $3,168,286 and reimbursable expenses incurred of $679,711 pursuant to the strategic alliance with SmithKline Beecham, $159,032 from a Small Business Innovation Research grant, and a $500,000 milestone payment from Aventis Pasteur.

       The decrease in human bacterial vaccine research and development support is due to a reduction in the services requested by SmithKline Beecham.

       Research and development expenses in 1999 decreased $432,937, or 9.6%, to $4,092,835 in comparison to $4,525,772 in 1998. The decrease is due primarily to the nonrecurrence of the $250,000 buy-back in 1998 of therapeutic technology previously licensed, and to reduced production lot expenditures in 1999 related to the strategic alliance with SmithKline.

       General and administrative expenses in 1999 increased $283,067, or 20.9%, to $1,640,260 in comparison to $1,357,193 in 1998. The increase is attributable primarily to fees incurred in 1999 in connection with overseas patent application filings and to increased general legal fees.

       The noncash expense of $502,540 in 1999 attributable to the issuance of the SmithKline Beecham warrant is a nonrecurring event. The noncash expense of $1,711, 814 arising from the cashless exercise of the Placement Agent's unit purchase option in 1998 was a nonrecurring event.

       The decrease in interest income in 1999 in comparison to 1998 reflects the decrease in cash available for investing.

LIQUIDITY AND CAPITAL RESOURCES

       As a development stage company, the Company's operating activities have been limited primarily to research and development involving its proprietary technologies, and accordingly, have generated limited revenues. The Company received $2,000,000 in 1999 in research and development payments from SmithKline Beecham covering the period March 1, 1999 to December 31, 1999. Additionally, the costs incurred by the Company in connection with a completed Phase I clinical trial for Helicobacter pylori and the agreed upon prosecution of the Company's applicable patents and patent applications were reimbursed by SmithKline Beecham.

       With respect to the Company's renovation and expansion of its facility, which was substantially completed at December 31, 1999, the landlord paid for the cost of tenant improvements in 1999 of approximately $1,400,000.

       For 2000, the Company will rely primarily upon estimated net proceeds of approximately $15,000,000 from a private placement completed in March 2000 to fund its operations (see Note 12 to the financial statements). During 2000, the Company will continue to assess to which human bacterial vaccine projects and antibacterials projects resources will be allocated. The Company anticipates that its research and development expenses related to these projects will be substantial for the foreseeable future. It is anticipated that in 2000 SmithKline Beecham will limit its funding to the reimbursement of certain agreed upon patent-related expenses. The Company intends to pursue additional strategic alliances, technology licenses, and grants and contracts to help fund its research and development expenses.

       The Company currently anticipates that it will increase its total employees and contract personnel from its 1999 year-end total of 28 to approximately 35 in 2000. The annual rent and pro-rata share of building operating expenses and administrative charges for the Company's facility are estimated at approximately $882,000 for 2000.

       In order to sustain its research and development programs beyond 2001, as well as to fund its future operations, the Company will continue to seek additional financing. The Company has no lines of credit. In seeking additional funding, the Company continues to examine a range of possible transactions, including: additional strategic alliances; additional equity or debt public offerings and private placements; the exercise of currently outstanding warrants; additional grants and contracts; the sale and leaseback of existing assets; and research and development funding from third parties. However, there is no assurance that additional funds will be available from these or any other sources or, if available, that, with the exception of the warrants, the terms on which such funds can be obtained will be acceptable to the Company.

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

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements, which summarizes certain of the staff's views on revenue recognition. The Company's revenue recognition policies have been and continue to be in accordance with SAB No. 101.

ITEM 7.     FINANCIAL STATEMENTS


                   Index to Consolidated Financial Statements

                              Antex Biologics Inc.

Report of Independent Accountants                                                                 31

Consolidated Balance Sheets as of December 31, 1998 and 1999                                      32

Consolidated Statements of Operations for the years ended December 31, 1998 and
   1999 and the period August 3, 1991
   (inception) to December 31, 1999                                                               33

Consolidated Statements of Stockholders' Equity (Deficit) for the period
   August 3, 1991 (inception) to December 31, 1999                                             34-35

Consolidated Statements of Cash Flows for the years ended December 31, 1998 and
   1999 and the period August 3, 1991
   (inception) to December 31, 1999                                                            36-37

Notes to Consolidated Financial Statements                                                     38-50

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Antex Biologics Inc.


        In our opinion the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Antex Biologics Inc. (a development stage enterprise) and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended and for the period January 1, 1993 to December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Company for the period August 3, 1991 (inception) to December 31, 1992. The financial statements for the period August 3, 1991 (inception) to December 31, 1992 were audited by other auditors, whose report, dated February 28, 1993, expressed an unqualified opinion on those statements. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP


McLean, Virginia
March 30, 2000

                              Antex Biologics Inc.
                        (a development stage enterprise)



                           CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31
ASSETS                                                              1998                 1999
                                                                    ----                 ----
Current assets:
   Cash and cash equivalents                                    $  4,856,479        $  1,706,275
   Accounts and other receivables                                     78,251             104,766
   Prepaid expenses                                                   98,689              62,087
   Deferred compensation trust                                       264,920                   -
                                                                ------------        ------------
Total current assets                                               5,298,339           1,873,128
Property and equipment, net                                          665,442             734,051
Restricted cash                                                      146,600             146,600
Other                                                                 73,944              27,291
                                                                ------------        ------------
                                                                $  6,184,325        $  2,781,070
                                                                ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                        $    458,194        $    297,171
   Deferred research and development revenue                         528,900             558,156
   Deferred gain on equipment                                         39,588              49,590
   Deferred compensation                                             264,920                   -
                                                                ------------        ------------
Total current liabilities                                          1,291,602             904,917
Deferred gain on equipment                                           107,994             103,419
Other                                                                 75,562              44,701
                                                                ------------        ------------
Total liabilities                                                  1,475,158           1,053,037
                                                                ------------        ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares
     authorized; none outstanding                                          -                   -
   Common stock, $.01 par value; 95,000,000 shares
     authorized; 29,287,353 and 29,458,990 shares
     issued                                                          292,874             294,590
   Additional paid-in capital                                     20,694,942          19,911,906
   Deficit accumulated during the development stage              (14,994,789)        (18,478,463)
   Treasury stock - 3,423,627 shares and none                     (1,283,860)                  -
                                                                ------------        ------------
Total stockholders' equity                                         4,709,167           1,728,033
                                                                ------------        ------------
                                                                $  6,184,325        $  2,781,070
                                                                ============        ============


    The accompanying notes are an integral part of these financial statements

                              Antex Biologics Inc.
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            YEAR ENDED                 AUGUST 3, 1991
                                                            DECEMBER 31                  (INCEPTION)
                                                            -----------                       TO
                                                     1998                 1999        DECEMBER 31, 1999
                                                     ----                 ----        -----------------
Revenues                                         $  4,507,029        $  2,620,337        $ 16,582,264
                                                 ------------        ------------        ------------

Expenses:
   Research and development                         4,525,772           4,092,835          21,877,358
   General and administrative                       1,357,193           1,640,260          11,595,511
                                                 ------------        ------------        ------------
Total Expenses                                      5,882,965           5,733,095          33,472,869
                                                 ------------        ------------        ------------

Loss from operations                               (1,375,936)         (3,112,758)        (16,890,605)

Other income (expense):
   Interest income                                    254,063             131,624           1,334,853
   Expense recorded on issuance of warrant                  -            (502,540)           (502,540)
   Cost of treasury shares in excess
      of fair value                                (1,711,814)                  -          (1,711,814)
   Interest expense                                         -                   -            (708,357)
                                                 ------------        ------------        ------------

Net loss                                         $ (2,833,687)       $ (3,483,674)       $(18,478,463)
                                                 ============        ============        ============

Loss per share:
   Basic and diluted                             $      (0.12)       $      (0.13)
                                                 ============        ============

Weighted average shares outstanding:
   Basic and diluted                               23,184,075          27,065,431
                                                 ============        ============




   The accompanying notes are an integral part of these financial statements.

                             Antex Biologics Inc.
                       (a development stage enterprise)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

        For the Period August 3, 1991 (inception) to December 31, 1999



                                                                                                PREFERRED STOCK
                                                                                        -------------------------------
                                                                                             SHARES        PAR VALUE
                                                                                        -------------------------------
Initial capitalization ($.20 per share)                                                          -        $      -

Net loss                                                                                         -               -
                                                                                        -------------------------------
Balance at December 31, 1991                                                                     -               -
Sale of common stock for cash, January 1992 ($4.61 per share)                                    -               -
Sale of common stock for cash, February 1992 ($6.90 per share)                                   -               -
Issuance of common stock for services, March 1992 to July 1992 ($2.00 per share)                 -               -
Conversion of notes payable into preferred stock, September 1992 ($4.48 per share)         113,700           1,137
Sale of preferred stock for cash, September 1992 ($4.48 per share)                          89,328             893
Issuance of preferred stock upon exercise of warrants, September 1992
     ($1.92 per share)                                                                      46,900             469
Issuance of common stock for cash ($1.00 per share) and services ($1.00 per share),
     October 1992                                                                                -               -
Conversion of preferred stock into common stock, December 1992                            (249,928)         (2,499)
Sale of common stock and warrants for cash, December 1992 ($4.84 per unit,
     net of offering costs of $1,396,893 or $1.16 per unit)                                      -               -
Net loss                                                                                         -               -
                                                                                        -------------------------------

Balance at December 31, 1992                                                                     -               -


Sale of common stock and warrants for cash, January 1993 ($5.27 per unit, net
     of offering costs of $131,723 or $.73 per unit)                                             -               -
Compensation and consulting expense in connection with options granted                           -               -
Net loss                                                                                         -               -
                                                                                        -------------------------------

Balance at December 31, 1993                                                                     -               -
Net loss                                                                                         -               -
                                                                                        -------------------------------

Balance at December 31, 1994                                                                     -               -


Sale of common stock and warrants for cash, March and April 1995 ($39,972 per
     unit, net of offering costs of $706,971 or $10,028 per unit)                                -               -
Required registration of common stock and warrants, October 1995
     ($1,525 per unit)                                                                           -               -
Net loss                                                                                         -               -
                                                                                        -------------------------------

Balance at December 31, 1995                                                                     -               -

The accompanying notes are an integral part of these financial statements.

                                               DEFICIT
                                             ACCUMULATED
       COMMON STOCK                           DURING THE         TREASURY STOCK
------------------------     ADDITIONAL      DEVELOPMENT  ----------------------------
    SHARES     PAR VALUE  PAID-IN CAPITAL       STAGE      SHARES              COST         TOTAL
-------------------------------------------------------------------------------------------------------
    390,830    $  3,908    $    74,093     $          -         -          $         -   $     78,001

          -           -              -         (941,145)        -                    -       (941,145)
-------------------------------------------------------------------------------------------------------
    390,830       3,908         74,093         (941,145)        -                    -       (863,144)
     43,430         435        199,565                -         -                    -        200,000
    115,801       1,158        798,842                -         -                    -        800,000
          -           -        383,014                -         -                    -        383,014
          -           -        507,972                -         -                    -        509,109
          -           -        399,296                -         -                    -        400,189

          -           -         89,531                -         -                    -         90,000

     75,000         750        149,250                -         -                    -        150,000
    249,928       2,499              -                -         -                    -              -

  1,200,000      12,000      5,791,227                -         -                    -      5,803,227
          -           -              -       (2,415,723)        -                    -     (2,415,723)
-------------------------------------------------------------------------------------------------------

  2,074,989      20,750      8,392,790       (3,356,868)        -                    -      5,056,672



    180,000       1,800        946,477                -         -                    -        948,277
          -           -         64,011                -         -                    -         64,011
          -           -              -       (2,725,902)        -                    -     (2,725,902)
-------------------------------------------------------------------------------------------------------

  2,254,989      22,550      9,403,278       (6,082,770)        -                    -      3,343,058
          -           -              -       (3,040,032)        -                    -     (3,040,032)
-------------------------------------------------------------------------------------------------------

  2,254,989      22,550      9,403,278       (9,122,802)        -                    -        303,026



 10,071,630     100,716      2,717,314                -         -                    -      2,818,030

          -           -       (107,530)               -         -                    -       (107,530)
          -           -              -       (3,131,059)        -                    -     (3,131,059)
-------------------------------------------------------------------------------------------------------

 12,326,619     123,266     12,013,062      (12,253,861)        -                    -       (117,533)
                                                                                           (Continued)

                             Antex Biologics Inc.
                       (a development stage enterprise)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

        For the Period August 3, 1991 (inception) to December 31, 1999


                                                                                                     PREFERRED STOCK
                                                                                            ------------------------------------
                                                                                                SHARES            PAR VALUE
                                                                                            ------------------------------------
Issuance of exchange option, May 1996 ($.37 per share, net of  costs of $351,082)                       -      $            -
Issuance of common stock upon exercise of Class B Warrants and stock options,
     May - August 1996, ($.50 per share, net of related costs of $214,811)                              -                   -
Net income                                                                                              -                   -
                                                                                            ------------------------------------

Balance at December 31, 1996                                                                            -                   -


Issuance of common stock upon excise of stock options, October 1997                                     -                   -
Net loss                                                                                                -                   -
                                                                                            ------------------------------------


Balance at December 31, 1997                                                                            -                   -


Forfeiture of escrowed shares, May 1998                                                                 -                   -
Cashless exercise of Placement Agent's unit purchase option, September 1998
     ($121,430 per unit)                                                                                -                   -
Issuance of common stock for services, October 1998 ($.29 per share)                                    -                   -
Net loss                                                                                                -                   -
                                                                                            ------------------------------------

Balance at December 31, 1998                                                                            -                   -


Exercise of exchange option, September 1999                                                             -                   -
Issuance of amended and restated warrant, September 1999                                                -                   -
Cancellation of treasury stock, September 1999                                                          -                   -
Net loss                                                                                                -                   -
                                                                                            ------------------------------------

Balance at December 31, 1999                                                                            -      $            -
                                                                                            ====================================



The accompanying notes are an integral part of these financial statements.

                                                             DEFICIT
                                                           ACCUMULATED
             COMMON STOCK                                  DURING THE                TREASURY STOCK
------------------------------------       ADDITIONAL      DEVELOPMENT         ------------------------------
      SHARES              PAR VALUE      PAID-IN CAPITAL      STAGE             SHARES                COST            TOTAL
------------------------------------------------------------------------------------------------------------------------------
   $           -         $        -        $    979,166     $           -               -        $          -     $   979,166
                                                                                        -                   -               -
      10,153,060            101,531           4,760,188                 -               -                   -       4,861,719

               -                  -                   -           535,435               -                   -         535,435
------------------------------------------------------------------------------------------------------------------------------

      22,479,679            224,797          17,752,416       (11,718,426)              -                   -       6,258,787

             625                  6                 423                 -               -                   -             429
               -                  -                   -          (442,676)              -                   -        (442,676)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                            -

      22,480,304            224,803          17,752,839       (12,161,102)              -                   -       5,816,540

        (291,663)            (2,916)              2,916                 -               -                   -               -

       7,048,712             70,487           2,925,187                 -       3,423,627          (1,283,860)      1,711,814
          50,000                500              14,000                 -               -                   -          14,500
               -                  -                   -        (2,833,687)              -                   -      (2,833,687)
------------------------------------------------------------------------------------------------------------------------------

      29,287,353            292,874          20,694,942       (14,994,789)      3,423,627          (1,283,860)      4,709,167

       3,595,264             35,953             (35,953)                -               -                   -               -
               -                  -             502,540                 -               -                   -         502,540
      (3,423,627)           (34,237)         (1,249,623)                -     (3,423,627)           1,283,860               -
               -                  -                   -        (3,483,674)              -                   -      (3,483,674)
------------------------------------------------------------------------------------------------------------------------------

      29,458,990         $  294,590        $ 19,911,906     $ (18,478,463)              -        $          -     $ 1,728,033
==============================================================================================================================

                              Antex Biologics Inc.
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED                 AUGUST 3, 1991
                                                             DECEMBER 31                 (INCEPTION)
                                                       ------------------------               TO
                                                       1998                1999        DECEMBER 31, 1999
                                                       ----                ----        -----------------
OPERATING ACTIVITIES
Net loss                                            $(2,833,687)     $  (3,483,674)    $   (18,478,463)
Adjustments to reconcile net loss to net
   cash used in development stage activities:

   Depreciation and amortization of
      property and equipment, net of
      amortization of deferred gain on
      sale/leaseback and equipment                       99,230            128,551            424,646
   Amortization of deferred credits                     (70,830)           (30,861)          (443,651)
   Expense recorded on cashless exercise
      of common stock options and warrants            1,711,814                  -          1,711,814
   Writedown of construction in progress                174,400                  -            174,400
   Expense recorded on issuance of
      common stock and warrant
      and vesting of options                             14,500            502,540          1,048,174

Changes in operating assets and liabilities:
   Accounts and other receivables                       588,002            (26,515)          (104,766)
   Prepaid expenses                                     152,651             36,602             54,155
   Other assets                                          (5,714)            46,653            (27,291)
   Accounts payable and accrued expenses                (47,579)          (161,023)          (109,837)
   Deferred research and development                      5,314             29,256            558,156
   Due from affiliate                                         -                  -            420,448
                                                    -----------        -----------        -----------


Net cash used in development stage activities          (211,899)        (2,958,471)       (14,772,215)
                                                    -----------        -----------        -----------

INVESTING ACTIVITIES
Purchase of property and equipment                     (482,178)          (191,733)        (1,180,089)
Increase in restricted cash                            (146,600)                 -           (146,600)
                                                    -----------        -----------        -----------

Net cash used in investing activities                  (628,778)          (191,733)        (1,326,689)
                                                    -----------        -----------        -----------

   The accompanying notes are an integral part of these financial statements.            (Continued)

                              Antex Biologics Inc.
                        (a development stage enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                    YEAR ENDED                         AUGUST 3, 1991
                                                                    DECEMBER 31                         (INCEPTION)
                                                           ---------------------------                       TO
                                                           1998                   1999               DECEMBER 31, 1999
                                                           ----                   ----               -----------------
FINANCING ACTIVITIES
Net proceeds from sales of common stock
   and warrants and the exchange option                $             -         $            -       $     11,606,170
Net proceeds from exercise of warrants
   and stock options                                                 -                      -              4,862,148
Proceeds from sale and leaseback agreement                           -                      -              2,164,792
Principal repayments on sale and leaseback
   agreement                                                         -                      -             (2,164,792)
Proceeds from issuance of notes payable                              -                      -                500,000
Proceeds from sale of preferred stock                                -                      -                400,189
                                                          ------------            -----------           ------------
Net cash provided by financing activities                            -                      -             17,368,507
                                                          ------------            -----------           ------------

Net increase (decrease) in cash and cash
   equivalents                                                (840,677)            (3,150,204)             1,269,603

Cash and cash equivalents at beginning
   of period                                                 5,697,156              4,856,479                436,672
                                                          ------------            -----------           ------------
Cash and cash equivalents at end of period             $     4,856,479         $    1,706,275         $    1,706,275
                                                          ============            ===========            ===========

Supplemental cash flows disclosures:
   Cashless exercise of common stock
      options and warrants                             $     2,995,674         $            -         $    2,995,674
   Treasury stock acquired from cashless
      exercise of common stock options
      and warrants/(canceled)                          $     1,283,860         $   (1,283,860)        $            -
   Notes payable and accrued interest
      converted to preferred stock                     $             -         $            -         $      509,109
   Sale and leaseback of property and
      equipment                                        $             -         $            -         $    2,099,175
   Capitalized equipment                               $        45,110         $       50,015         $      247,957
   Deferred compensation                               $        35,515         $     (264,920)        $            -
   Interest paid                                       $             -         $            -         $      699,248


   The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements

1.          BUSINESS

            Antex Biologics Inc. (the "Company") is a biopharmaceutical company committed to improving human health by developing new products to prevent and treat infections and related diseases. With respect to its human bacterial vaccine research and development, the Company currently has strategic alliances with SmithKline Beecham, Aventis Pasteur and the United States Navy.

            Since inception, the Company's revenues have been generated solely in support of its research and development activities and as of December 31, 1999, the Company's research and products are not sufficiently developed to enable the Company to generate sufficient revenues on an ongoing basis. As a result, the Company is considered to be in the development stage.

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

        The financial statements include the accounts of Antex Biologics Inc. and its wholly-owned subsidiary, Antex Pharma Inc., incorporated in April 1998. The Company's 73.75% owned subsidiary, MicroCarb Human Vaccines Inc., was merged into the Company in September 1999 (see Note 6). All intercompany transactions have been eliminated.

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

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements


        Revenue equal to expenses incurred by the Company which are directly reimbursable pursuant to the provisions of strategic alliances is recognized when the related expenses are incurred.

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

EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period. The Company did not have any dilutive potential common shares during the years ended December 31, 1998 and 1999; and excluded 14,986,594 and 10,436,463 shares, repectively, represented by stock options, an exchange option and a warrant from the earnings per share calculation as they are anti-dilutive. Net loss as reported is applicable to common shareholders and was not adjusted for the computation of basic or diluted earnings per share.

            The following table reconciles the weighted average number of common shares outstanding during each year with the number for basic and diluted earnings per share.

                                                                      1998               1999
                                                                      ----               ----
           Weighted average shares outstanding                      23,294,348         27,065,431
           Escrowed shares                                            (110,273)                 -
                                                                    -----------        ----------
           Weighted average shares outstanding -
                 Basic and diluted                                  23,184,075         27,065,431
                                                                    ==========         ==========

COMPREHENSIVE INCOME

            The Company does not have items of comprehensive income other than net loss.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements


NEW ACCOUNTING STANDARDS

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

            In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements, which summarizes certain of the staff's views on revenue recognition. The Company's revenue recognition policies have been and continue to be in accordance with SAB No. 101.

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

3.          PROPERTY AND EQUIPMENT

            Property and equipment consists of the following:

                                                                          DECEMBER 31
                                                               1998                          1999
                                                               ----                          ----
    Research and development equipment                $         2,510,524        $         2,628,206
    Office equipment                                              113,013                    169,446
    Leasehold improvements                                        320,772                     54,915
    Construction in progress                                      166,764                     64,112
                                                               ----------                 ----------
                                                                3,111,073                  2,916,679
    Accumulated amortization and depreciation                  (2,445,631)                (2,182,628)
                                                               ----------                 ----------
                                                      $           665,442        $           734,051
                                                               ==========                 ==========

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements

4.          INCOME TAXES

            Significant components of the net deferred tax asset are as follow:

                                                                                            DECEMBER 31
                                                                                    1998                  1999
                                                                                    ----                  ----
                        Deferred tax assets:
                           Net operating loss carryforwards
                              generated                                       $   5,010,500          $ 6,206,300
                           Research and development tax credit
                              carryforwards                                         226,100              226,100
                           Other deferred tax assets                                452,800              459,600
                                                                                  ---------            ---------
                                                                                  5,689,400            6,892,000
                           Valuation allowance                                   (5,689,400)          (6,892,000)
                                                                                 ----------           ----------
                           Net deferred tax asset                             $           -          $         -
                                                                                 ==========           ==========

            Management has provided a full valuation allowance against total deferred tax assets as of the balance sheet dates because the Company's ability to generate sufficient future taxable income is uncertain.

            As of December 31, 1999, the Company has net operating loss carryforwards of approximately $16,000,000 for federal and state tax reporting purposes which will expire in years 2006 to 2019. Due to certain changes in ownership, including the financing completed in March 2000, the Company's ability to utilize tax net operating loss carryforwards arising prior to December 1999 is limited.

5.          COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATION

            Effective December 1, 1998, the Company entered into a cancelable operating lease for approximately 24,000 square feet expiring in November 2008, with an option to extend an additional five years, covering its research facilities/office space The lease provides for a tenant improvement allowance for renovation and expansion; such allowance being repayable as additional rent over the term of the lease and option. The lease requires the Company to pay its pro-rata share of building operating expenses and administrative charges, and provides for an annual increase in the base rent.

            The terms of the lease provide the Company a one-time right to terminate at the forty-eighth month. If the Company elects to terminate and does not relocate to another building owned by the landlord, as defined, then the Company will be required to reimburse the landlord the unamortized balance of the tenant improvement allowance, as defined, (approximately

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements


$1,300,000) and the unamortized balance of the broker's fee (approximately $84,000). Future minimum lease payments, including repayment of the tenant improvement allowance, assuming the termination right is exercised and the Company relocates to another building owned by the landlord are as follows:

                        Year                        Amount
                        ----                        ------
                        2000                 $     657,000
                        2001                       670,000
                        2002                       626,000
                                                   -------
                                             $   1,953,000
                                                 =========

Rent expense was approximately $219,000, $389,000 and $1,958,000 for the years ended December 31, 1998 and 1999 and for the period August 3, 1991 (inception) to December 31, 1999, respectively.

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

            Effective September 1, 1999, the agreements were terminated and/or amended and the Company entered into an Omnibus Agreement with SmithKline Beecham plc and SmithKline Beecham Biologicals Manufacturing s.a. ("SB") and MCHV. Under the provisions of the Omnibus Agreement and several related documents, the following occurred: SmithKline's equity interest in MCHV was converted into 3,595,264 shares of the Company's common stock and MCHV was merged into the Company; a new license agreement was executed; and the Company granted an amended and restated warrant to SB to purchase 3,865,769 shares of common stock at an exercise price of $.37 per share exercisable on or before September 1, 2003. The issuance of the warrant resulted in the recognition of a noncash expense of $502,540, as determined by using the Black-Scholes valuation model.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements

            The new license agreement covers prophylactic and/or therapeutic vaccines for certain designated infectious diseases and provides for the reversion to the Company of all other technology rights previously licensed to SmithKline. The terms of the license agreement provide for the following: funding for research and development of $1,333,334 for the period July 1, 1999 to December 31, 1999 with SB having the option to provide annual funding of research and development activities in the future; milestone payments and royalties; and, subject to mutual agreement in the future, the reimbursement by SB of expenses incurred by the Company for production lots of vaccines, the conduct of clinical trials, and the prosecution and maintenance of the Company's patents and patent applications pertaining to the licensed technology. As further stipulated in the agreement, SB will be responsible for conducting clinical trials, manufacturing, and sales and distribution for the licensed vaccines.

            Provision was made in the new agreements for the number of shares of common stock purchasable by SB under the amended and restated warrant agreement to be increased by an additional 866,189 shares, provided that SB made the scheduled research and development funding payment of $666,667 on or before October 1, 1999. The payment was received subsequent to October 1, 1999, and accordingly, no increase occurred. SB has subsequently notified the Company it disagrees that the delay in receipt of the payment should have negated SB's right to the increase. The Company and SB are in discussions on this matter and the ultimate outcome is unknown.

            The Company recognized revenue related to human bacterial vaccine research and development and qualifying reimbursable expenses pursuant to these agreements of $3,847,977, $2,520,338, and $12,362,104 for the years ended
December 31, 1998 and 1999, and for the period August 3, 1991 (inception) to December 31, 1999, respectively.

7.          TECHNOLOGY LICENSE AGREEMENTS

            In 1994, the Company entered into a cancelable technology license agreement with Aventis Pasteur (formerly Pasteur Merieux Connaught), whereby the Company granted an exclusive license to develop, produce and market any product using the Company's Haemophilus influenzae nontypeable Hin47 protein in all countries other than those in the Asia-Pacific region, as defined. The Company earned a license fee in 1994 and is entitled to milestone payments based on the licensee's performance or the passage of time. Three such milestone payments have subsequently been earned, including a $500,000 milestone payment in December 1998. Upon commercialization, the licensee is obligated to pay a guaranteed minimum annual royalty to the Company on sales of any product incorporating the Company's technology. During 1999, the Company renegotiated certain terms of the agreement pertaining to the timing and amount of certain milestone payments.

            In 1994, the Company entered into a cancelable Cooperative Research and Development Agreement ("CRADA") with the United States Navy, whereby the Company granted Government Purpose License Rights to its Campylobacter vaccine technology. In exchange for

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements

the rights granted, the United States Navy agreed to conduct and fund the costs involved in Phase I, II and III clinical trials for the vaccine, subject of the availability of required funds. The Company retained all commercial rights to develop, produce and market any product involving the Campylobacter technology. The CRADA is currently being extended for another five years.

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

            In connection with the private placement, the Company issued to the Placement Agent a unit purchase option granting the Placement Agent and any of its designees the option to purchase 24.67 units from the Company at a purchase price of $50,000 per unit. The unit purchase option was not subject to redemption by the Company and was exercisable for a two-year period commencing on March 24, 1998.

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

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements


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

COMMON STOCK

            As of December 31, 1999, common stock reserved for future issuance includes the following:

                  SB warrant                            3,865,769
                  Stock option plans                    9,189,375
                                                        ---------
                  Total                                13,055,144
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

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements


("ISOs") to employees and non-qualified stock options ("NQSOs") to employees and others. The exercise price of ISOs must be at least equal to the fair market value of the Company's common stock on the date of grant. Under the Plan, ISOs and NQSOs may have a term of up to ten years.

STOCK OPTIONS OUTSTANDING

            Stock options outstanding under these plans are as follows:

                                           DIRECTORS' PLAN                           PLAN
                                           ---------------                           ----

                                                          WEIGHTED                          WEIGHTED
                                                          AVERAGE                           AVERAGE
                                                          EXERCISE                          EXERCISE
                                     SHARES                PRICE          SHARES             PRICE
                                     ------                -----          ------             -----
   December 31, 1997                 202,352               $1.32         4,132,511           $1.01

   Granted                           120,001               $0.75         1,365,000           $0.29
   Expired                            (8,000)              $6.00          (151,336)          $0.64
                                    ---------                           -----------

   December 31, 1998                 314,353               $0.98         5,346,175           $0.84

   Granted                           260,000               $0.50           784,000           $0.50
   Expired                           (37,834)              $1.11           (96,000)          $0.36
                                    ---------               ----        -----------           ----
   December 31, 1999                 536,519               $0.74         6,034,175           $0.80
                                    =========               ====        ===========           ====

The range of exercise prices for options outstanding as of December 31, 1999 was $0.50 to $1.81 and $0.29 to $6.00 for the Directors' Plan and the Plan, respectively. Additional information regarding options outstanding and exercisable as of December 31, 1999 is as follows:

                                                         WEIGHTED                WEIGHTED                             WEIGHTED
                                                         AVERAGE                 AVERAGE                              AVERAGE
        EXERCISE                OUTSTANDING              EXERCISE                 LIFE            EXERCISABLE         EXERCISE
         PRICE                    SHARES                  PRICE                 REMAINING           SHARES             PRICE
         -----                    ------                  -----                 ---------           ------             -----
                     $0.29        1,269,000                $0.29               8.8 years             356,935            $0.29
                     $0.37          725,000                $0.37               6.0 years             722,920            $0.37
                     $0.50        2,769,000                $0.50               6.4 years           1,860,000            $0.50
                     $0.56          500,000                $0.56               6.8 years             442,708            $0.56
            $0.59 to $0.87          561,719                $0.74               5.6 years             456,781            $0.74
            $0.97 to $1.81          378,808                $1.12               5.8 years             253,808            $1.20
            $2.00 to $4.00           32,167                $2.82               3.7 years              32,167            $2.82

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements



                     $6.00          335,000                $6.00               4.0 years             335,000            $6.00
                                    -------                                                          -------
                                  6,570,694                $0.80                                   4,460,319            $0.96
                                  =========                                                        =========


STOCK BASED COMPENSATION DISCLOSURE

            The Company has adopted the disclosure-only provisions of SFAS 123 for its stock options plans. The Plan provides for the issuance of stock options that generally vest over a four year period and have a maximum term of ten years. The Directors' Plan provides for the issuance of stock options that vest over a one year period and have a maximum term of five years. Had compensation cost for the Company's stock option plans been determined on the fair value at the grant date for awards in 1998 and 1999, consistent with the provisions of SFAS 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below.

                                                                             1998                       1999
                                                                             ----                       ----
                        Net loss - as reported                             $(2,833,687)               $(3,483,674)
                        SFAS 123 pro forma adjustment                         (564,452)                  (431,323)
                                                                            -----------                -----------
                        Net loss - pro forma                               $(3,398,139)               $(3,914,997)
                                                                            ===========                ===========

                        Loss per share - basic and diluted,
                           as reported                                         $(0.12)                    $(0.13)
                                                                                ======                     ======

                        Loss per share - basic and diluted,
                           Proforma                                            $(0.15)                    $(0.14)
                                                                                ======                     ======

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                 1998               1999
                                                                 ----               ----
                        Expected life (years)                    9.60               8.75
                        Interest rate                            4.32%              6.04%
                        Volatility                              223.0%             96.36%
                        Dividend yield                              0%                 0%

            The weighted average remaining contractual life of options outstanding is 7.34 years and 6.67 years at December 31, 1998 and 1999, respectively. The weighted average fair value of the options granted was $0.33 and $0.50 per option for 1998 and 1999, respectively. The expense related to the value ascribed to the stock options is recognized over the vesting period of one to four years.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements


10.         401(k) PLAN

            The Company has a 401(k) Plan which covers all employees who have completed six months of service and are at least 21 years of age. Each eligible employee may potentially contribute up to 15% of their salary, subject to certain annual limits. The Company does not match employee contributions.

            As part of a deferred compensation plan adopted in 1993, the Company established a "Rabbi Trust" to hold the assets of the plan. In 1999, the Board of Directors approved the termination of the deferred compensation plan and the trust.

11.         OPERATING SEGMENTS

            Prior to 1998, the Company devoted substantially all its efforts to a single product segment, bacterial vaccines. In 1998, the Company established a second reportable product segment, therapeutics. The therapeutics segment focuses on research and development of drugs for infections and related diseases. For 1998 and 1999, only direct costs and fixed asset acquisitions were attributed to the therapeutics segment.

            The following tables present information regarding the two segments for 1998 and 1999:



                                                             Year Ended December 31, 1998
                                                             ----------------------------

                                       Bacterial                                   Reconciling
     Category                          Vaccines           Therapeutics                Items                  Total
     --------                          --------           ------------                -----                  -----
Revenues                          $   4,286,664         $            -         $       220,365       $      4,507,029

Research and development
expenses                          $   3,909,964         $      615,808         $             -       $      4,525,772

Profit (loss) from
operations                        $     376,700         $     (615,808)        $    (1,136,828)      $     (1,375,936)

Fixed asset acquisitions          $     179,970         $       11,250         $       290,958       $        482,178

Reconciling items include reimbursable patent costs of $220,365; general and administrative expenses, net of reimbursable patent costs, of $1,136,828; and corporate fixed asset acquisitions and construction in progress expenditures of $290,958.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements





                                                        Year Ended December 31, 1999
                                                         ----------------------------

                                     Bacterial                                Reconciling
     Category                        Vaccines         Therapeutics              Items                 Total
     --------                        --------         ------------              -----                 -----
Revenues                        $    2,256,523     $           -         $       363,814       $     2,620,337

Research and development
expenses                        $    3,361,187     $     731,648         $             -       $     4,092,835

Loss from operations            $   (1,104,664)    $    (731,648)        $    (1,276,446)      $    (3,112,758)

Fixed asset acquisitions        $      158,927     $      11,547         $        21,259       $       191,733

Reconciling items include reimbursable patent costs of $363,814; general and administrative expenses, net of reimbursable patent costs, of $1,276,446; and net corporate fixed asset acquisitions and construction in progress expenditures of $21,259.

12.         SUBSEQUENT FINANCING

            On March 15, 2000, the Company completed a private placement resulting in gross proceeds to the Company of $15,293,790. Pursuant to the terms of the private placement, the Company offered and sold 18,717,864 A Units and 4,454,545 B Units, in each case at a price of $0.66 per Unit.

            Each A Unit consisted of one share of common stock and one Class A Warrant. Each Class A Warrant has a five-year term and is exercisable immediately upon issuance to purchase one share of common stock at an exercise price of $1.50 per share. At the election of the Company, the Class A Warrants may be redeemed, upon 30 days prior written notice to the holders, at a redemption price of $0.10 per warrant, if (i) after September 15, 2001, the average market price of the common stock exceeds $7.50 per share for 20 consecutive trading days or (ii) after March 15, 2002, the average market price of the common stock exceeds $4.50 per share for 20 consecutive trading days.

            Each B Unit consisted of (i) one-one hundredth (1/100) of a share of Series A Convertible Preferred Stock and (ii) one Class B Warrant. Effective March 15, 2001, each one-one hundredth (1/100) of a share of preferred stock is convertible, at the option of the holder, into one share of common stock. The preferred stock has no dividend rights, has no voting rights (except as required by law), and is entitled to participate in a dissolution and liquidation of the Company with the holders of common stock on an as converted basis. The Class B Warrants are identical to the Class A Warrants, except that the Class B Warrants do not become exercisable until March 15, 2001.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements


            The redemption of the Class A Warrants and the Class B Warrants is contingent upon the effectiveness of a registration statement registering for resale the shares of common stock issuable upon the exercise of the warrants. The Company has agreed to file such a registration statement with the Securities and Exchange Commission, and to use its best efforts to have it declared effective.

            In connection with the financing, the Company paid compensation of 1,666,666 B Units; 3,409,091 Class C Warrants, each having a five-year term and exercisable March 15, 2001 to purchase one share of common stock at an exercise price of $.66 per share; 3,409,091 Class D Warrants, each having a five-year term and exercisable March 15, 2001 to purchase one share of common stock at an exercise price of $1.50 per share; and $100,000. Neither the Class C Warrants nor the Class D Warrants are redeemable by the Company.

            The issuance of the shares of preferred stock and the exercise of the warrants related to compensation is subject to the approval by the stockholders of the Company of an amendment to the Company's Certificate of Incorporation increasing the number of shares of common stock that the Company is authorized to issue.

            In addition, the Company will enter into a two-year consulting agreement with one of the entities receiving compensation pursuant to which the entity will provide strategic consulting advice to the Company for a fee of $3,000 per month.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            Information with respect to the identification of directors and executive officers will be contained under the captions "Election of Director" and "Executive Officers" in the Company's proxy statement for the 2000 Annual Meeting of the Stockholders and is incorporated herein by reference.

ITEM 10.    EXECUTIVE COMPENSATION

            Information with respect to executive compensation will be contained under the caption "Executive Compensation" in the Company's proxy statement for the 2000 Annual Meeting of the Stockholders and is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Information with respect to the security ownership of certain beneficial owners and management will be contained under the caption "Voting Securities and Principal Stockholders" in the Company's proxy statement for the 2000 Annual Meeting of the Stockholders and is incorporated herein by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information, if any, with respect to certain relationships and related transactions will be contained under the caption "Certain Relationships and Related Transactions" in the Company's proxy statement for the 2000 Annual Meeting of the Stockholders and is incorporated herein by reference.

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

            10.13 Stock Purchase Agreement dated May 6, 1996, effective March 1, 1996, by and between MicroCarb Human Vaccines Inc., the Company and SmithKline Beecham Biologicals Manufacturing s.a. (Certain confidential information omitted) (5)

            10.14 SKB Transitory License Agreement dated May 6, 1996, effective March 1, 1996, by and between the Company and SmithKline Beecham Biologicals Manufacturing s.a. (Certain confidential information omitted) (5)

            10.15 MicroCarb Vaccines License Agreement dated May 6, 1996, effective March 1, 1996, by and between MicroCarb Human Vaccines Inc. and the Company (Certain confidential information omitted( (5)

            10.16 Assignment of Transitory License Agreement and Restatement of Rights and Obligations Under the Vaccines License Agreement dated May 6, 1996, effective March 1, 1996, by and between SmithKline Beecham Biologicals Manufacturing s.a., MicroCarb Human Vaccines Inc. and the Company (5)

            10.17 Research and Development, Research Support and License Agreement dated May 6, 1996, effective March 1, 1996, by and between MicroCarb Human Vaccines Inc., the Company and SmithKline Beecham Corporation (Certain confidential information omitted (5)

            10.18 Exchange Option Agreement dated May 6, 1996, effective March 1, 1996, by and between SmithKline Beecham Biologicals Manufacturing s.a., the Company and MicroCarb Human Vaccines Inc. (5)

            10.19 Warrant to Purchase Common Stock of the Company dated May 6, 1996, effective March 1, 1996, issued to SmithKline Beecham Biologicals Manufacturing s.a. (Certain confidential information omitted) (5)

            10.20 Registration Rights Agreement dated May 6, 1996, effective March 1, 1996, by and between the Company and SmithKline Beecham Biologicals Manufacturing s.a. (5)

            10.21 Omnibus Agreement, dated September 13, 1999, by and among the Company, SmithKline Beecham Biologicals Manufacturing s.a., SmithKline Beecham plc, and MicroCarb Human Vaccines Inc. (12)

            10.22 Research and Development, Research Support and License Agreement, dated September 13, 1999, between the Company and SmithKline Beecham plc (Certain confidential information omitted) (12)

            10.23 Amended and Restated Warrant, dated September 13, 1999, issued by the Company to SmithKline Beecham Biologicals Manufacturing s.a. (12)

            10.24 Amended and Restated Registration Rights Agreement, dated September 13, 1999, between the Company and SmithKline Beecham Biologicals Manufacturing s.a. (12)

            10.25 Warrant Agreement, dated as of March 15, 2000, between the Company and American Stock Transfer & Trust Company, as warrant agent, with forms of Class A Warrant, Class B Warrant, Class C Warrant, and Class D Warrant attached
                        (13)

            10.26 Registration Rights Agreement, dated as of March 15, 2000, between the Company and each purchaser of Units or recipient of Warrants (13)

            10.27 Agreement, dated as of March 15, 2000, between the Company and David Blech (13)

            10.28 Certificate of the Voting Powers, Designations, Preferences and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series A Convertible Preferred Stock of Antex Biologics Inc., dated March 15, 2000 (13)

            21.1        Subsidiaries of Registrant (14)

            23.1        Consent of PricewaterhouseCoopers LLP (14)

            27.1        Financial Data Schedule (14)

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

(11) Incorporated by reference to an exhibit to Form 10-KSB for the year ended December 31, 1998 filed on March 25, 1999.

(12) Incorporated by reference to an exhibit to Form 8-K filed on October 28, 1999.

(13)        Incorporated by reference to an exhibit to Form 8-K filed on March
            22, 2000.

(14)        Filed herewith.

--------------------------------------------------------------------------------

REPORTS ON FORM 8-K

            The Company filed a Form 8-K on October 28, 1999 which contained a description of the transaction that was entered into with SmithKline Beecham plc and SmithKline Beecham Biologicals Manufacturing s.a. on September 13, 1999, and included the definitive agreements as exhibits.

                                   SIGNATURES


            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                ANTEX BIOLOGICS INC.

      Date:       April 13, 2000           By:         /s/V. M. Esposito
                                                    ------------------------------------------------------
                                                    V. M. Esposito, President and Chief Executive Officer
                                                    (Principal Executive Officer)

      Date:       April 13, 2000           By:         /s/Gregory C. Zakarian
                                                    ------------------------------------------------------
                                                    Gregory C. Zakarian, Treasurer and Chief Financial Officer
                                                    (Principal Financial Officer and Principal Accounting Officer)

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Date:       April 13, 2000           By:         /s/V. M. Esposito
                                                    ------------------------------------------------------
                                                    V. M. Esposito


      Date:       April 13, 2000           By:         /s/Charles J. Coulter
                                                    ------------------------------------------------------
                                                    Charles J. Coulter, Director

      Date:       April 13, 2000           By:         /s/Robert L. Curry
                                                    ------------------------------------------------------
                                                    Robert L. Curry, Director

      Date:       April 13, 2000           By:         /s/Donald G. Stark
                                                    ------------------------------------------------------
                                                    Donald G. Stark, Director

                                  EXHIBIT INDEX

      Exhibit
      No.                     Description
      -------                 -----------

              21.1            Subsidiaries of Registrant

              23.1            Consent of PricewaterhouseCoopers LLP