Form 10QSB
period 2000-03-31
ANTEX BIOLOGICS INC
filed 2000-05-22
CIK 893692

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period _________ to _________

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

                 300 Professional Drive, Gaithersburg, MD 20879
        -------------------------------------------------------------------
                   (Address of principal executive offices)

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

48,200,254 shares of Antex Biologics Inc. Common Stock, $.01 par value, were
--------------------------------------------------------------------------------
outstanding as of April 28, 2000
--------------------------------

Transitional Small Business Disclosure Format (check one):

Yes               No  X
    ----             ---

                              ANTEX BIOLOGICS INC.

                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 2000

                                      INDEX

Part I.    Financial Information                                                     Page No.
                                                                                     --------
     Item 1.     Financial Statements

                Consolidated Balance Sheets at December 31, 1999 and
                March 31, 2000 (Unaudited)                                                  3

                Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 1999 and 2000 and the period
                August 3, 1991 (inception) to March 31, 2000                                4

                Consolidated Statements of Stockholders' Equity (Deficit) for
                the period August 3, 1991 (inception) to December 31, 1999
                and the three months ended March 31, 2000 (Unaudited)                     5-6

                Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 1999 and 2000 and the period
                August 3, 1991 (inception) to March 31, 2000                              7-8

                Notes to Consolidated Financial Statements                               9-13

     Item 2.    Management's Discussion and Analysis of Financial Condition
                And Results of Operations                                               13-16

Part II.   Other Information

     Item 2.    Changes in Securities and Use of Proceeds                                  16

     Item 6.    Exhibits and Reports on Form 8-K                                           16

Signatures                                                                                 17

                              Antex Biologics Inc.
                        (a development stage enterprise)

                           CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,            MARCH 31,
                                                                                        1999                  2000
                                                                                        ----                  ----
                                                                                                          (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                    $     1,706,275           $    15,589,582
   Accounts and other receivables                                                       104,766                   105,059
   Prepaid expenses                                                                      62,087                   120,247
                                                                                    -----------              ------------
Total current assets                                                                  1,873,128                15,814,888
Property and equipment, net                                                             734,051                   740,706
Restricted cash                                                                         146,600                   146,600
Other                                                                                    27,291                    27,291
                                                                                    -----------              ------------
                                                                                $     2,781,070           $    16,729,485
                                                                                    ===========              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                        $       297,171           $       368,895
   Deferred research and development revenue                                            558,156                   558,156
   Deferred gain on equipment                                                            49,590                    49,590
                                                                                    -----------              ------------
Total current liabilities                                                               904,917                   976,641
Deferred gain on equipment                                                              103,419                    91,021
Other                                                                                    44,701                    37,642
                                                                                    -----------              ------------
Total liabilities                                                                     1,053,037                 1,105,304
                                                                                    ===========              ============

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares
     authorized; Series A convertible preferred stock-
     none and 44,545 shares issued and outstanding                                            -                   122,945
   Common stock, $.01 par value; 95,000,000 shares
     authorized; 29,458,990 and 48,200,254 shares
     issued and outstanding                                                             294,590                   482,003
   Additional paid-in capital                                                        19,911,906                34,695,522
   Deficit accumulated during the development stage                                 (18,478,463)              (19,676,289)
                                                                                    -----------              ------------
Total stockholders' equity                                                            1,728,033                15,624,181
                                                                                    -----------              ------------
                                                                                $     2,781,070           $    16,729,485
                                                                                    ===========              ============

The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      THREE MONTHS                      AUGUST 3, 1991
                                                                     ENDED MARCH 31                       (INCEPTION)
                                                                                                               TO
                                                                  1999                  2000               MARCH 31, 2000
                                                                  ----                  ----               --------------
Revenues                                                   $      921,068       $       129,763           $      16,712,027
                                                                  -------               -------                  ----------
Expenses:
   Research and development                                     1,040,267             1,006,958                  22,884,316
   General and administrative                                     464,578               433,198                  12,028,709
                                                               ----------             ---------                  ----------
Total expenses                                                  1,504,845             1,440,156                  34,913,025
                                                                ---------             ---------                  ----------

Loss from operations                                             (583,777)           (1,310,393)                (18,200,998)

Other income (expense):
   Interest income                                                 45,196               112,567                   1,447,420
   Expense recorded on issuance of warrant                              -                     -                    (502,540)
   Cost of treasury shares in excess
     of fair value                                                      -                     -                  (1,711,814)
   Interest expense                                                     -                     -                    (708,357)
                                                                ---------             ---------                  ----------

Net loss                                                         (538,581)           (1,197,826)          $     (19,676,289)
                                                                                                                 ==========
Non-cash dividend accretion                                             -              (122,500)
                                                                ---------             ---------
Net loss applicable to common
  stockholders                                             $     (538,581)      $    (1,320,326)
                                                                 ========            ==========
Loss per common share:
   Basic and diluted                                               $(0.02)               $(0.04)
                                                                   =======               =======
Weighted average common shares outstanding:
   Basic and diluted                                           25,863,726            32,762,776
                                                               ==========           ===========

The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

         For the Period August 3, 1991 (Inception) to December 31, 1999 and the Three Months Ended March 31, 2000 (Unaudited)

                                                                                 PREFERRED STOCK
                                                                              ------------------------
                                                                              SHARES       PAR VALUE
                                                                              ------------------------
Initial capitalization ($.20 per share)                                                -   $         -
Net loss                                                                               -             -
                                                                              ------------------------
Balance at December 31, 1991                                                           -             -

Sale of common stock for cash, January 1992 ($4.61 per share)                          -             -
Sale of common stock for cash, February 1992 ($6.90 per share)                         -             -
Issuance of common stock for services, March 1992 to July 1992 ($2.00 per
     share)                                                                            -             -
Conversion of notes payable into preferred stock, September 1992 ($4.48
     per share)                                                                  113,700         1,137
Sale of preferred stock for cash, September 1992 ($4.48 per share)                89,328           893
Issuance of preferred stock upon exercise of warrants, September 1992
     ($1.92 per share)                                                            46,900           469
Issuance of common stock for cash ($1.00 per share) and services
     ($1.00 per share), October 1992                                                   -             -
Conversion of preferred stock into common stock, December 1992                  (249,928)       (2,499)
Sale of common stock and warrants for cash, December 1992 ($4.84 per unit,
     net of offering costs of $1,396,893 or $1.16 per unit)                            -             -
Net loss                                                                               -             -
                                                                              ------------------------

Balance at December 31, 1992                                                           -             -

Sale of common stock and warrants for cash, January 1993 ($5.27 per unit,
     net of offering costs of $131,723 or $.73 per unit)                               -             -
Compensation and consulting expense in connection with options granted                 -             -
Net loss                                                                               -             -
                                                                              ------------------------

Balance at December 31, 1993                                                           -             -
Net loss                                                                               -             -
                                                                              ------------------------

Balance at December 31, 1994                                                           -             -

Sale of common stock and warrants for cash, March and April 1995 ($39,972 per
     unit, net of offering costs of $706,971 or $10,028 per unit)                      -             -
Required registration of common stock and warrants, October 1995
     ($1,525 per unit)                                                                 -             -
Net loss                                                                               -             -
                                                                              ------------------------

Balance at December 31, 1995                                                           -             -
The accompanying notes are an integral part of these financial statements.


                                                   DEFICIT
                                                  ACCUMULATED
          COMMON STOCK                            DURING THE        TREASURY STOCK
------------------------------   ADDITIONAL       DEVELOPMENT   ----------------------
    SHARES       PAR VALUE    PAID-IN CAPITAL        STAGE        SHARES         COST       TOTAL
------------------------------------------------------------------------------------------------------
       390,830       $ 3,908    $   74,093   $         -             -          $  -   $    78,001
             -             -             -      (941,145)            -             -      (941,145)
------------------------------------------------------------------------------------------------------
       390,830         3,908        74,093      (941,145)            -             -      (863,144)

        43,430           435       199,565             -             -             -       200,000
       115,801         1,158       798,842             -             -             -       800,000
             -             -       383,014             -             -             -       383,014
             -             -       507,972             -             -             -       509,109
             -             -       399,296             -             -             -       400,189

             -             -        89,531             -             -             -        90,000

        75,000           750       149,250             -             -             -       150,000
       249,928         2,499             -             -             -             -             -

     1,200,000        12,000     5,791,227             -             -             -     5,803,227
             -             -             -    (2,415,723)            -             -    (2,415,723)
------------------------------------------------------------------------------------------------------
     2,074,989        20,750     8,392,790    (3,356,868)            -             -     5,056,672

       180,000         1,800       946,477             -             -             -       948,277
             -             -        64,011             -             -             -        64,011
             -             -             -    (2,725,902)            -             -    (2,725,902)
------------------------------------------------------------------------------------------------------
     2,254,989        22,550     9,403,278    (6,082,770)            -             -     3,343,058
             -             -             -    (3,040,032)            -             -    (3,040,032)
------------------------------------------------------------------------------------------------------
     2,254,989        22,550     9,403,278    (9,122,802)            -             -       303,026

    10,071,630       100,716     2,717,314             -             -             -     2,818,030

             -             -      (107,530)            -             -             -      (107,530)
             -             -             -    (3,131,059)            -             -    (3,131,059)
------------------------------------------------------------------------------------------------------
    12,326,619       123,266    12,013,062   (12,253,861)            -             -      (117,533)
                                                                                        (continued)

                              Antex Biologics Inc.
                        (a development stage enterprise)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

         For the Period August 3, 1991 (Inception) to December 31, 1999 and the Three Months Ended March 31, 2000 (Unaudited)

                                                                                                  PREFERRED STOCK
                                                                                           -----------------------------
                                                                                               SHARES       PAR VALUE
                                                                                           -----------------------------
Issuance of exchange option, May 1996 ($.37 per share, net of  costs of $351,082)                       -   $         -
Issuance of common stock upon exercise of Class B Warrants and stock options,
     May to August 1996, ($.50 per share, net of related costs of $214,811)                             -             -
Net income                                                                                              -             -
                                                                                           -----------------------------
Balance at December 31, 1996                                                                            -             -

Issuance of common stock upon excise of stock options, October 1997                                     -             -
Net loss                                                                                                -             -
                                                                                           -----------------------------
Balance at December 31, 1997                                                                            -             -

Forfeiture of escrowed shares, May 1998                                                                 -             -
Cashless exercise of Placement Agent's unit purchase option, September 1998
     ($121,430 per unit)                                                                                -             -
Issuance of common stock for services, October 1998 ($.29 per share)                                    -             -
Net loss                                                                                                -             -
                                                                                           -----------------------------
Balance at December 31, 1998                                                                            -             -

Exercise of exchange option, September 1999                                                             -             -
Issuance of amended and restated warrant, September 1999                                                -             -
Cancellation of treasury stock, September 1999                                                          -             -
Net loss                                                                                                -             -
                                                                                           -----------------------------
Balance at December 31, 1999                                                                            -             -

Issuance of common stock upon exercise of stock options, February 2000                                  -             -
Sale of preferred stock, common stock, and warrants for cash, March 2000
     ($.66 per unit, net of offering costs of $206,602)                                            44,545           445
Dividend accretion on preferred Series A                                                                -       122,500
Net loss for the period                                                                                 -             -
                                                                                           -----------------------------
Balance at March 31, 2000                                                                          44,545   $   122,945
                                                                                           =============================

The accompanying notes are an integral part of these financial statements.

                                                   DEFICIT
                                                  ACCUMULATED
          COMMON STOCK                            DURING THE         TREASURY STOCK
------------------------------   ADDITIONAL       DEVELOPMENT   ------------------------
    SHARES       PAR VALUE    PAID-IN CAPITAL        STAGE        SHARES         COST      TOTAL
------------------------------------------------------------------------------------------------------
             -       $     -    $  979,166   $          -             -         $  -   $   979,166

    10,153,060       101,531     4,760,188              -             -            -     4,861,719
             -             -             -        535,435             -            -       535,435
------------------------------------------------------------------------------------------------------

    22,479,679       224,797    17,752,416    (11,718,426)            -            -     6,258,787

           625             6           423              -             -            -           429
             -             -             -       (442,676)            -            -      (442,676)
------------------------------------------------------------------------------------------------------
    22,480,304       224,803    17,752,839    (12,161,102)            -            -     5,816,540
      (291,663)       (2,916)        2,916              -             -            -             -

     7,048,712        70,487     2,925,187              -     3,423,627   (1,283,860)    1,711,814
        50,000           500        14,000              -             -            -        14,500
             -             -             -     (2,833,687)            -            -    (2,833,687)
------------------------------------------------------------------------------------------------------

    29,287,353       292,874    20,694,942    (14,994,789)    3,423,627   (1,283,860)    4,709,167

     3,595,264        35,953       (35,953)             -             -            -             -
             -             -       502,540              -             -            -       502,540
    (3,423,627)      (34,237)   (1,249,623)             -    (3,423,627)   1,283,860             -
             -             -             -     (3,483,674)            -            -    (3,483,674)
------------------------------------------------------------------------------------------------------

    29,458,990       294,590    19,911,906    (18,478,463)            -            -     1,728,033

        23,400           234         6,552              -             -            -         6,786

    18,717,864       187,179    14,899,564              -             -            -    15,087,188
             -             -      (122,500)             -             -            -             -
             -             -             -     (1,197,826)            -            -    (1,197,826)
------------------------------------------------------------------------------------------------------
    48,200,254      $482,003   $34,695,522   $(19,676,289)            -         $  -   $15,624,181
======================================================================================================

                              Antex Biologics Inc.
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      THREE MONTHS                      AUGUST 3, 1991
                                                                     ENDED MARCH 31                       (INCEPTION)
                                                                                                               TO
                                                                1999                  2000               MARCH 31, 2000
                                                                ----                  ----               --------------
OPERATING ACTIVITIES
Net loss                                                   $     (538,581)      $    (1,197,826)          $     (19,676,289)
Adjustments to reconcile net loss to net
   cash used in development stage activities:

   Depreciation and amortization of
     property and equipment, net of
     amortization of deferred gain on
     sale/leaseback and equipment                                  26,270                43,198                     467,844
   Amortization of deferred credits                                (7,059)               (7,059)                   (450,710)
   Expense recorded on cashless exercise
     of common stock options and warrants                               -                     -                   1,711,814
   Writedown of construction in progress                                -                     -                     174,400
   Expense recorded on issuance of
     common stock and warrant
     and vesting of options                                             -                     -                   1,048,174

Changes in operating assets and liabilities:
   Accounts and other receivables                                 (50,590)                 (293)                   (105,059)
   Prepaid expenses                                               (38,241)              (58,160)                     (4,005)
   Other assets                                                         -                     -                     (27,291)
   Accounts payable and accrued expenses                          (99,854)               71,724                     (38,113)
   Deferred research and development                              (62,234)                    -                     558,156
   Due from affiliate                                                   -                     -                     420,448
                                                                 --------            ----------                   ---------

Net cash used in development stage activities                    (770,289)           (1,148,416)                (15,920,631)
                                                                 --------            -----------                ------------

INVESTING ACTIVITIES
Purchase of property and equipment                                (80,341)              (62,251)                 (1,242,340)
Increase in restricted cash                                             -                     -                    (146,600)
                                                                 --------            ----------                    --------

Net cash used in investing activities                             (80,341)              (62,251)                 (1,388,940)
                                                                  --------              --------                 -----------

The accompanying notes are an integral part of these financial statements.
                                                                     (Continued)

                              Antex Biologics Inc.
                        (a development stage enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                      THREE MONTHS                      AUGUST 3, 1991
                                                                     ENDED MARCH 31                       (INCEPTION)
                                                                                                               TO
                                                                1999                  2000               MARCH 31, 2000
                                                                ----                  ----               --------------
FINANCING ACTIVITIES
Net proceeds from sales of common stock
   and warrants and the exchange option                    $            -       $    15,087,188           $      26,693,358
Net proceeds from exercise of warrants
   and stock options                                                    -                 6,786                   4,868,934
Proceeds from sale and leaseback agreement                              -                     -                   2,164,792
Principal repayments on sale and leaseback
   agreement                                                            -                     -                  (2,164,792)
Proceeds from issuance of notes payable                                 -                     -                     500,000
Proceeds from sale of preferred stock                                   -                     -                     400,189
                                                             -------------       --------------                ------------
Net cash provided by financing activities                               -            15,093,974                  32,462,481
                                                             -------------       --------------                ------------
Net increase (decrease) in cash and cash
   equivalents                                                   (850,630)           13,883,307                  15,152,910

Cash and cash equivalents at beginning
   of period                                                    4,856,479             1,706,275                     436,672
                                                             -------------       --------------                ------------
Cash and cash equivalents at end of period                 $    4,005,849       $    15,589,582            $     15,589,582
                                                             =============       ==============                ============
Supplemental cash flows disclosures:
   Cashless exercise of common stock
     options and warrants                                  $            -       $             -            $      2,995,674
   Notes payable and accrued interest
     converted to preferred stock                          $            -       $             -            $        509,109
   Sale and leaseback of property and
     equipment                                             $            -       $             -            $      2,099,175
   Capitalized equipment                                   $       50,015       $             -            $        247,957
   Deferred compensation                                   $     (264,920)      $             -            $              -
   Interest paid                                           $            -       $             -            $        699,248

The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 2000
                                   (UNAUDITED)

1.       BUSINESS

         Antex Biologics Inc. (the "Company") is a biopharmaceutical company committed to improving human health by developing new products to prevent and treat infections and related diseases. With respect to its human bacterial vaccine research and development, the Company currently has strategic alliances with SmithKline Beecham, Aventis Pasteur and the United States Navy.

         The Consolidated Balance Sheet as of March 31, 2000, the Consolidated Statements of Operations for the three-month periods ended March 31, 1999 and 2000 and for the period August 3, 1991 (inception) to March 31, 2000, the Consolidated Statement of Stockholders' Equity (Deficit) for the period January 1, 2000 to March 31, 2000, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1999 and 2000 and for the period August 3, 1991 (inception) to March 31, 2000 have been prepared without audit. However, such financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position of Antex Biologics Inc. and its subsidiary at March 31, 2000, and the consolidated results of their operations and their cash flows for the periods referred to above.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB.

         The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results anticipated for the fiscal year ending December 31, 2000.

         Since inception, the Company's revenues have been generated solely in support of its research and development activities and as of March 31, 2000, the Company's research and products are not sufficiently developed to enable the Company to generate sufficient revenues on an ongoing basis. As a result, the Company is considered to be in the development stage.

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

         Effective September 1, 1999, the agreements were terminated and/or amended and the Company entered into an Omnibus Agreement with SmithKline Beecham plc and SmithKline Beecham Biologicals Manufacturing s.a. ("SB") and MCHV. Under the provisions of the Omnibus Agreement and several related documents, the following occurred: SmithKline's equity interest in MCHV was converted into 3,595,264 shares of the Company's common stock and MCHV was merged into the Company; a new license agreement was executed; and the Company granted an amended and restated warrant to SB to purchase 3,865,769 shares of common stock at an exercise price of $.37 per share exercisable on or before September 1, 2003. The issuance of the warrant resulted in the recognition of a noncash expense of $502,540 in 1999, as determined by using the Black-Scholes valuation model.

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

         In 2000, SB notified the Company that it was executing a cashless exercise of the entire amended and restated warrant that was not in dispute, and subsequently in May 2000, the Company issued 3,495,204 shares of its common stock to SB.

         The Company recognized revenue related to human bacterial vaccine research and development and qualifying reimbursable expenses pursuant to these agreements of $921,068, $79,765, and $12,441,869 for the three-month periods ended March 31, 1999 and 2000, and for the period August 3, 1991 (inception) to March 31, 2000, respectively.

3.       FINANCING

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

         Each B Unit consisted of (i) one-one hundredth (1/100) of a share of Series A Convertible Preferred Stock and (ii) one Class B Warrant. Effective March 15, 2001, each one-one hundredth (1/100) of a share of preferred stock is convertible, at the option of the holder, into one share of common stock. The preferred stock has no dividend rights, has no voting rights (except as required by law), and is entitled to participate in a dissolution and liquidation of the Company with the holders of common stock on an "as converted" basis. The Class B Warrants are identical to the Class A Warrants, except that the Class B Warrants do not become exercisable until March 15, 2001. Since the B Unit was sold at a price of $0.66, the Series A Convertible Preferred Stock is being accounted for giving effect to its beneficial conversion features. Under such accounting, the Company will record a charge of $2,940,000 to additional paid-in capital on a pro-rata basis over the one-year non-conversion period.

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

         The issuance of the shares of preferred stock and the exercise of the warrants related to compensation is subject to sufficient shares of common stock being made available.

         In addition, the Company was to enter into a two-year consulting agreement with one of the entities receiving compensation pursuant to which the entity was to provide strategic consulting advice to the Company for a fee of $3,000 per month. Subsequently, both parties mutually agreed to forego the agreement.

4.       REVERSE STOCK SPLIT

         On June 10, 1999, the stockholders approved resolutions authorizing the Board of Directors, at its discretion, to effect by amendment of the Certificate of Incorporation, prior to the next Shareholders Meeting, a reverse stock split in the range of one-for-four to one-for-ten. To date, no reverse stock split has been effected.

5.       OPERATING SEGMENTS

         Prior to 1998, the Company devoted substantially all its efforts to a single product segment, bacterial vaccines. In 1998, the Company established a second reportable product segment, therapeutics. The therapeutics segment focuses on research and development of drugs for infections and related diseases. For 1999 and 2000, only direct costs and fixed asset acquisitions were attributed to the therapeutics segment.

         The following tables present information regarding the two segments for for the three-month periods ended March 31, 1999 and 2000:

                                                             Three Months Ended March 31, 1999
                                                             ---------------------------------
                                           Bacterial                             Reconciling
     Category                              Vaccines         Therapeutics            Items               Total
     --------                              --------         ------------            -----               -----
Revenues                                $     763,400       $           -       $      157,668     $       921,068

Research and development
expenses                                $     833,189       $     207,078       $            -     $     1,040,267

Loss from operations                    $     (69,789)      $    (207,078)      $     (306,910)    $      (583,777)

Fixed asset acquisitions                $      54,567       $       4,905       $       20,869     $        80,341

Reconciling items include reimbursable patent costs of $157,668; general and administrative expenses, net of reimbursable patent costs, of $306,910; and corporate fixed asset acquisitions and construction in progress expenditures of $20,869.

                                                             Three Months Ended March 31, 2000
                                                             ---------------------------------
                                           Bacterial                             Reconciling
     Category                              Vaccines         Therapeutics            Items               Total
     --------                              --------         ------------            -----               -----
Revenues                               $       49,998       $           -       $       79,765     $       129,763

Research and development
expenses                               $      790,355       $     216,603       $            -     $     1,006,958

Loss from operations                   $     (740,357)      $    (216,603)      $     (353,433)    $    (1,310,393)

Fixed asset acquisitions               $      103,608       $           -       $      (41,357)    $        62,251

Reconciling items include reimbursable patent costs of $79,765; general and administrative expenses, net of reimbursable patent costs, of $353,433; and net corporate fixed asset acquisitions and construction in progress transfers of $41,357.

6.       EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period. The Company did not have any dilutive potential common shares during the three-month periods ended March 31, 1999 and 2000; and excluded 15,006,594 and 29,130,927 shares, respectively, represented by stock options, an exchange option and warrants from the earnings per share calculation as they are anti-dilutive. Net loss as reported was adjusted for a non-cash dividend accretion to determine the net loss applicable to common shareholders for the computation of basic or diluted earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The Company commenced operations in August 1991.

         Effective March 1996, the Company executed definitive agreements with SmithKline Beecham which established a corporate joint venture, MicroCarb Human Vaccines Inc., to develop and commercialize human bacterial vaccines utilizing the Company's proprietary technologies. Effective September 1, 1999, these agreements were terminated and/or amended and new definitive agreements were entered into to develop and commercialize related human bacterial vaccines (see
Note 2 to the financial statements).

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

RESULTS OF OPERATIONS

         Revenues for the first quarter of 2000 consisted of $79,765 of reimbursable patent expenses pursuant to the strategic alliance with SmithKline Beecham and $49,998 from a Small Business Technology Transfer contract. Revenues for the comparable period in 1999 consisted of human bacterial vaccine research and development support of $728,900 and reimbursable expenses incurred of $192,168 pursuant to the SmithKline Beecham alliance.

         The decreases in human bacterial vaccine research and development support and reimbursable expenses were due to a reduction in the services requested by SmithKline Beecham and a reduction in reimbursable patent expenses.

         Research and development expenses in the first quarter of 2000 decreased $33,309 to $1,006,958. Decreases occurred in research material costs and personnel expenditures and were related to the reduction in the services requested by SmithKline Beecham. These decreases were offset, in part, by increased facility costs resulting from the recently completed renovation and expansion of the laboratories.

         General and administrative expenses in the first quarter of 2000 decreased $31,380 to $433,198. Decreases in patent and general legal fees were offset, in part, by increased facility costs.

         The increase in interest income in the first quarter of 2000 reflects the increase in cash available for investing resulting from the recently completed equity financing.

LIQUIDITY AND CAPITAL RESOURCES

         As a development stage company, the Company's operating activities have been limited primarily to research and development involving its proprietary technologies, and accordingly, have generated limited revenues.

         For 2000, the Company will rely primarily upon the net proceeds of approximately $15,000,000 from the private placement completed in March 2000 to fund its operations (see

Note 3 to the financial statements). During 2000, the Company will continue to assess to which human bacterial vaccine projects and antibacterials projects resources will be allocated. The Company anticipates that its research and development expenses related to these projects will be substantial for the foreseeable future. It is anticipated that in 2000 SmithKline Beecham will limit its funding to the reimbursement of certain agreed upon patent-related expenses. The Company intends to pursue additional strategic alliances, technology licenses, and grants and contracts to help fund its research and development expenses.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements contained herein that are not historical facts may be forward-looking statements that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by the Company. These factors include, but are not limited to:
(i) the Company's ability to fund its future operations; (ii) the Company's ability to successfully complete product research and development, including preclinical and clinical studies and commercialization; (iii) the Company's ability to obtain required governmental approvals; (iv) the Company's ability to attract and/or maintain manufacturing sales, distribution and marketing partners; and (v) the Company's ability to develop and commercialize its products before its competitors.

                           PART II OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 15, 2000, the Company completed the sale of 18,717,864 A Units and 4,454,545 B Units to a number of individual investors as the result of which the Company received aggregate proceeds approximately of $15.3 million (see
Note 3 to the financial statements). The sale was effected in reliance on the exemption from registration afforded by Rule 506 under the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

        Exhibit
          No.            Description
        -------          -----------
         27.1            Financial Data Schedule

REPORTS ON FORM 8-K

         The Company filed a Form 8-K on March 22, 2000 which contained a description of the equity financing that the Company completed on March 15, 2000, and included the definitive agreements as exhibits.

         The Company filed a Form 8-K on May 5, 2000 indicating that effective April 28, 2000, the Company's independent accountants, PricewaterhouseCoopers LLP, resigned. The Form 8-K cited that during the last two calendar years, and to the date of resignation, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to refer to the matter in its report. The Audit Committee of the Company is conducting a search for new independent accountants.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         ANTEX BIOLOGICS INC.

     Date:    May 22, 2000                  By:      /s/V. M. Esposito
                                                  --------------------
                                                  V. M. Esposito, President and
                                                  Chief Executive Officer

     Date:    May 22, 2000                  By:      /s/Gregory C. Zakarian
                                                  -------------------------
                                                  Gregory C. Zakarian, Treasurer
                                                  and Chief Financial Officer