Form 10QSB
period 2000-06-30
ANTEX BIOLOGICS INC
filed 2000-08-10
CIK 893692

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period _________ to _________

                              ANTEX BIOLOGICS INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                                      52-1563899
-------------------------------              ----------------------------------
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

10,339,743 shares of Antex Biologics Inc. Common Stock, $.01 par value, were outstanding as of July 20, 2000 (after giving effect to a one-for-five reverse stock split).

Transitional Small Business Disclosure Format (check one):

Yes         No     X
   --------     --------

                              ANTEX BIOLOGICS INC.

                                  FORM 10-QSB
                          QUARTER ENDED JUNE 30, 2000
                                     INDEX

Part I. Financial Information                                                       Page No.
                                                                                    --------
    Item 1.   Financial Statements


              Consolidated Balance Sheets at December 31, 1999 and June 30,
              2000 (Unaudited)                                                              3

              Consolidated Statements of Operations (Unaudited) for the three
              months ended June 30, 1999 and 2000                                           4

              Consolidated Statements of Operations (Unaudited) for the six
              months ended June 30, 1999 and 2000 and the period August 3, 1991
              (inception) to June 30, 2000                                                  5

              Consolidated Statements of Stockholders' Equity (Deficit) for the
              period August 3, 1991 (inception) to December 31, 1999 and the
              six months ended June 30, 2000 (Unaudited)                                  6-7

              Consolidated Statements of Cash Flows (Unaudited) for the six
              months ended June 30, 1999 and 2000 and the period August 3, 1991
              (inception) to June 30, 2000                                                8-9

              Notes to Consolidated Financial Statements                                10-15

    Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                     16-18

Part II.      Other Information

    Item 4.   Submission of Matter to a Vote of Security Holders                           18

    Item 6.   Exhibits and Reports on Form 8-K                                             19

Signatures                                                                                 19

                              Antex Biologics Inc.
                        (a development stage enterprise)

                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,        JUNE 30,
                                                          1999              2000
                                                          ----              ----
                                                                        (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                           $ 1,706,275       $14,020,569
  Accounts and other receivables                          104,766            56,804
  Prepaid expenses                                         62,087           119,305
                                                       ----------        ----------
Total current assets                                    1,873,128        14,196,678
Property and equipment, net                               734,051           848,809
Restricted cash                                           146,600           146,600
Other                                                      27,291            27,291
                                                       ----------        -----------
                                                      $ 2,781,070       $15,219,378
                                                       ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses               $   297,171       $   421,521
  Deferred research and development revenue               558,156           558,156
  Deferred gain on equipment                               49,590            49,590
                                                       ----------        ----------
Total current liabilities                                 904,917         1,029,267
Deferred gain on equipment                                103,419            78,623
Other                                                      44,701            30,583
                                                       ----------        ----------
Total liabilities                                       1,053,037         1,138,473
                                                       ----------        ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized; Series A convertible preferred stock -
    none and 44,545 shares issued and  outstanding              -           857,945
  Common stock, $.01 par value; 95,000,000 shares
    authorized; 5,891,798 and 10,413,856 shares
    issued  (Note 2)                                       58,918           104,139
  Additional paid-in capital                           20,147,578        35,835,596
  Deficit accumulated during the development stage    (18,478,463)      (21,286,440)
  Treasury stock, none and 74,113 shares                        -        (1,430,335)
                                                       ----------        ----------
Total stockholders' equity                              1,728,033        14,080,905
                                                       ----------        ----------
                                                      $ 2,781,070       $15,219,378
                                                       ==========        ==========

The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                              ENDED JUNE 30

                                                          1999              2000
                                                          ----              ----
Revenues                                              $    732,720      $    27,108
                                                       -----------       ----------

Expenses:
  Research and development                               1,103,182        1,301,191
  General and administrative                               449,817          571,506
                                                       -----------       ----------
Total expenses                                           1,552,999        1,872,697
                                                       -----------       ----------

Loss from operations                                      (820,279)      (1,845,589)

Interest income                                             36,654          235,438
                                                       -----------       ----------

Net loss                                                  (783,625)      (1,610,151)

Non-cash dividend accretion                                       -        (735,000)
                                                       ------------      ----------

Net loss applicable to common stockholders            $   (783,625)     $(2,345,151)
                                                       ===========       ==========

Loss per common share:
  Basic and diluted                                         $(0.15)          $(0.23)
                                                       ===========       ==========

Weighted average common shares outstanding:
  Basic and diluted                                      5,172,745        9,993,741
                                                       ===========       ==========


The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      SIX MONTHS              AUGUST 3, 1991
                                                     ENDED JUNE 30              (INCEPTION)
                                                                                     TO
                                                  1999           2000          JUNE 30, 2000
                                                  ----           ----          -------------
Revenues                                       $1,653,788    $   156,871       $ 16,739,135
                                                ---------        -------         ----------

Expenses:
  Research and development                      2,143,449      2,308,149         24,185,507
  General and administrative                      914,395      1,004,704         12,600,215
                                               ----------      ---------         ----------
Total expenses                                  3,057,844      3,312,853         36,785,722
                                                ---------      ---------         ----------

Loss from operations                           (1,404,056)    (3,155,982)       (20,046,587)

Other income (expense):
  Interest income                                  81,850        348,005          1,682,858
  Expense recorded on issuance of warrants              -              -           (502,540)
  Cost of treasury shares in excess
   of fair value                                        -              -         (1,711,814)
  Interest expense                                      -              -           (708,357)
                                               ----------     ----------        -----------

Net loss                                       (1,322,206)    (2,807,977)       (21,286,440)

Non-cash dividend accretion                             -       (857,500)          (857,500)
                                               ----------     ----------        -----------

Net loss applicable to common stockholders   $ (1,322,206)  $ (3,665,477)     $ (22,143,940)
                                               ----------     ----------        -----------

Loss per common share:
  Basic and diluted                                $(0.26)        $(0.44)
                                                   =======        =======

Weighted average common shares outstanding:
  Basic and diluted                             5,172,745      8,273,161
                                                =========      =========


The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)
            Consolidated Statements of Stockholders' Equity (Deficit)
         For the Period August 3, 1991 (Inception) to December 31, 1999
               and the Six Months Ended June 30, 2000 (Unaudited)



                                                                                                 PREFERRED STOCK
                                                                                     ----------------------------------------------
                                                                                               SHARES           PAR VALUE
                                                                                     ----------------------------------------------
Initial capitalization ($.20 per share), as previously reported                                     -                    $-
Adjustment to reflect one-for-five reverse split of common shares                                   -                     -
Net loss                                                                                            -                     -
                                                                                     ----------------------------------------------
Balance at December 31, 1991                                                                        -                     -

Sale of common stock for cash, January 1992 ($23.05 per share)                                      -                     -
Sale of common stock for cash, February 1992 ($34.50 per share)                                     -                     -
Issuance of common stock for services, March 1992 to July 1992 ($10.00 per share)                   -                     -
Conversion of notes payable into preferred stock, September 1992 ($22.40 per share)            22,740                   227
Sale of preferred stock for cash, September 1992 ($22.40 per share)                            17,866                   179
Issuance of preferred stock upon exercise of warrants, September 1992
     ($9.60 per share)                                                                          9,380                    94
Issuance of common stock for cash ($5.00 per share) and services ($5.00 per share),
     October 1992                                                                                   -                     -
Conversion of preferred stock into common stock, December 1992                                (49,986)                 (500)
Sale of common stock and warrants for cash, December 1992 ($24.18 per unit,
     net of offering costs of $1,396,893 or $5.82 per unit)                                         -                     -
Net loss                                                                                            -                     -
                                                                                     ----------------------------------------------
Balance at December 31, 1992                                                                        -                     -

Sale of common stock and warrants for cash, January 1993 ($26.34 per unit, net
     of offering costs of $131,723 or $3.66 per unit)                                               -                     -
Compensation and consulting expense in connection with options granted                              -                     -
Net loss                                                                                            -                     -
                                                                                     ----------------------------------------------
Balance at December 31, 1993                                                                        -                     -
Net loss                                                                                            -                     -
                                                                                     ----------------------------------------------
Balance at December 31, 1994                                                                        -                     -

Sale of common stock and warrants for cash, March and April 1995 ($39,972 per
     unit, net of offering costs of $706,971 or $10,028 per unit)                                   -                     -
Registration of common stock and warrants, October 1995 ($1,525 per unit)                           -                     -
Net loss                                                                                            -                     -
                                                                                     ----------------------------------------------
Balance at December 31, 1995                                                                        -                     -



                                                                                             COMMON STOCK
                                                                                     -----------------------------    ADDITIONAL
                                                                                        SHARES        PAR VALUE    PAID-IN CAPITAL
                                                                                     -----------------------------------------------
Initial capitalization ($.20 per share), as previously reported                            390,830        $3,908            $74,093
Adjustment to reflect one-for-five reverse split of common shares                         (312,664)       (3,126)             3,126
Net loss                                                                                         -             -                  -
                                                                                     -----------------------------------------------
Balance at December 31, 1991                                                                78,166           782             77,219

Sale of common stock for cash, January 1992 ($23.05 per share)                               8,686            87            199,913
Sale of common stock for cash, February 1992 ($34.50 per share)                             23,160           231            799,769
Issuance of common stock for services, March 1992 to July 1992 ($10.00 per share)                -             -            383,014
Conversion of notes payable into preferred stock, September 1992 ($22.40 per share)              -             -            508,882
Sale of preferred stock for cash, September 1992 ($22.40 per share)                              -             -            400,010
Issuance of preferred stock upon exercise of warrants, September 1992
     ($9.60 per share)                                                                           -             -             89,906
Issuance of common stock for cash ($5.00 per share) and services ($5.00 per share),
     October 1992                                                                           15,000           150            149,850
Conversion of preferred stock into common stock, December 1992                              49,986           500                  -
Sale of common stock and warrants for cash, December 1992 ($24.18 per unit,
     net of offering costs of $1,396,893 or $5.82 per unit)                                240,000         2,400          5,800,827
Net loss                                                                                         -             -                  -
                                                                                     -----------------------------------------------
Balance at December 31, 1992                                                               414,998         4,150          8,409,390

Sale of common stock and warrants for cash, January 1993 ($26.34 per unit, net
     of offering costs of $131,723 or $3.66 per unit)                                       36,000           360            947,917
Compensation and consulting expense in connection with options granted                           -             -             64,011
Net loss                                                                                         -             -                  -
                                                                                     -----------------------------------------------
Balance at December 31, 1993                                                               450,998         4,510          9,421,318
Net loss                                                                                         -             -                  -
                                                                                     -----------------------------------------------
Balance at December 31, 1994                                                               450,998         4,510          9,421,318

Sale of common stock and warrants for cash, March and April 1995 ($39,972 per
     unit, net of offering costs of $706,971 or $10,028 per unit)                        2,014,326        20,143          2,797,887
Registration of common stock and warrants, October 1995 ($1,525 per unit)                        -             -           (107,530)
Net loss                                                                                         -             -                  -
                                                                                     -----------------------------------------------
Balance at December 31, 1995                                                             2,465,324        24,653         12,111,675

                                                                                  DEFICIT
                                                                                ACCUMULATED
                                                                                 DURING THE        TREASURY STOCK
                                                                                DEVELOPMENT    -----------------------
                                                                                   STAGE            SHARES    COST      TOTAL
                                                                               ----------------------------------------------------
Initial capitalization ($.20 per share), as previously reported                            $-            -       $-       $78,001
Adjustment to reflect one-for-five reverse split of common shares                           -            -        -             -
Net loss                                                                             (941,145)           -        -      (941,145)
                                                                               ----------------------------------------------------
Balance at December 31, 1991                                                         (941,145)           -        -      (863,144)

Sale of common stock for cash, January 1992 ($23.05 per share)                              -            -        -       200,000
Sale of common stock for cash, February 1992 ($34.50 per share)                             -            -        -       800,000
Issuance of common stock for services, March 1992 to July 1992
     ($10.00 per share)                                                                     -            -        -       383,014
Conversion of notes payable into preferred stock, September 1992
     ($22.40 per share)                                                                     -            -        -       509,109
Sale of preferred stock for cash, September 1992 ($22.40 per share)                         -            -        -       400,189
Issuance of preferred stock upon exercise of warrants, September 1992
     ($9.60 per share)                                                                      -            -        -        90,000
Issuance of common stock for cash ($5.00 per share) and services
     ($5.00 per share), October 1992                                                        -            -        -       150,000
Conversion of preferred stock into common stock, December 1992                              -            -        -             -
Sale of common stock and warrants for cash, December 1992
     ($24.18 per unit, net of offering costs of $1,396,893 or
     $5.82 per unit)                                                                        -            -        -     5,803,227
Net loss                                                                           (2,415,723)           -        -    (2,415,723)
                                                                               ----------------------------------------------------
Balance at December 31, 1992                                                       (3,356,868)           -        -     5,056,672

Sale of common stock and warrants for cash, January 1993
     ($26.34 per unit, net of offering costs of $131,723 or $3.66 per unit)                 -            -        -       948,277
Compensation and consulting expense in connection with options granted                      -            -        -        64,011
Net loss                                                                           (2,725,902)           -        -    (2,725,902)
                                                                               ----------------------------------------------------
Balance at December 31, 1993                                                       (6,082,770)           -        -     3,343,058
Net loss                                                                           (3,040,032)           -        -    (3,040,032)
                                                                               ----------------------------------------------------
Balance at December 31, 1994                                                       (9,122,802)           -        -       303,026

Sale of common stock and warrants for cash, March and April 1995 ($39,972 per
     unit, net of offering costs of $706,971 or $10,028 per unit)                           -            -        -     2,818,030
Registration of common stock and warrants, October 1995 ($1,525 per unit)                   -            -        -      (107,530)
Net loss                                                                           (3,131,059)           -        -    (3,131,059)
                                                                               ----------------------------------------------------
Balance at December 31, 1995                                                      (12,253,861)           -        -      (117,533)

The accompanying notes are an integral part of these financial statements.

                                                                     (continued)

                                Antex Biologics
                        (a development stage enterprise)
           Consolidated Statements of Stockholders' Equity (Deficit)
        For the Period August 3, 1991 (Inception) to December 31, 1999
               and the Six Months Ended June 30, 2000 (Unaudited)




                                                                        PREFERRED STOCK                COMMON STOCK
                                                                  --------------------------------------------------------------
                                                                      SHARES    PAR VALUE         SHARES           PAR VALUE
                                                                  --------------------------------------------------------------
Issuance of exchange option, May 1996
     ($1.85 per share, net of  costs of $351,082)                          -             $-                -               $-
Issuance of common stock upon exercise of Class B
     Warrants and stock options, May to August 1996,
     ($2.50 per share, net of related costs of $214,811)                   -              -        2,030,612           20,306
Net income                                                                 -              -                -                -
                                                                  --------------------------------------------------------------
Balance at December 31, 1996                                               -              -        4,495,936           44,959

Issuance of common stock upon exercise of stock options,
     October 1997                                                          -              -              125                1
Net loss                                                                   -              -                -                -
                                                                  --------------------------------------------------------------
Balance at December 31, 1997                                               -              -        4,496,061           44,960

Forfeiture of escrowed shares, May 1998                                    -              -          (58,332)            (583)
Cashless exercise of Placement Agent's unit purchase option,
     September 1998 ($121,430 per unit)                                    -              -        1,409,742           14,097
Issuance of common stock for services, October 1998
    ($1.45 per share)                                                      -              -           10,000              100
Net loss                                                                   -              -                -                -
                                                                  --------------------------------------------------------------
Balance at December 31, 1998                                               -              -        5,857,471           58,574

Exercise of exchange option, September 1999                                -              -          719,053            7,191
Issuance of amended and restated warrant, September 1999                   -              -                -                -
Cancellation of treasury stock, September 1999                             -              -         (684,726)          (6,847)
Net loss                                                                   -              -                -                -
                                                                  --------------------------------------------------------------
Balance at December 31, 1999                                               -              -        5,891,798           58,918

Issuance of common stock upon exercise of stock options,
     February and May 2000                                                 -              -            5,331               53
Sale of preferred stock, common stock, and warrants for
     cash, March 2000 ($3.30 per unit, net of offering
     costs of $211,862)                                               44,545            445        3,743,573           37,436
Consulting expense in connection with warrants issued (April 2000)         -              -                -                -
Cashless exercise of SmithKline's warrant, May 2000
     ($1.85 per warrant)                                                   -              -          773,154            7,732
Dividend accretion on preferred Series A                                   -        857,500                -                -
Compensation expense in connection with options granted                    -              -                -                -
Net loss for the period                                                    -              -                -                -
                                                                  --------------------------------------------------------------
Balance at June 30, 2000                                              44,545       $857,945       10,413,856         $104,139
                                                                  ==============================================================


                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                                                                        DURING THE               TREASURY STOCK
                                                                     ADDITIONAL        DEVELOPMENT      ---------------------------
                                                                  PAID-IN CAPITAL         STAGE              SHARES          COST
                                                                  -----------------------------------------------------------------
Issuance of exchange option, May 1996
     ($1.85 per share, net of  costs of $351,082)                         $979,166                $-              -            $-
Issuance of common stock upon exercise of Class B
     Warrants and stock options, May to August 1996,
     ($2.50 per share, net of related costs of $214,811)                 4,841,413                 -              -             -
Net income                                                                       -           535,435              -             -
                                                                  -----------------------------------------------------------------
Balance at December 31, 1996                                            17,932,254       (11,718,426)             -             -

Issuance of common stock upon exercise of stock options,
     October 1997                                                              428                 -              -             -
Net loss                                                                         -          (442,676)             -             -
                                                                  -----------------------------------------------------------------
Balance at December 31, 1997                                            17,932,682       (12,161,102)             -             -

Forfeiture of escrowed shares, May 1998                                        583                 -              -             -
Cashless exercise of Placement Agent's unit purchase option,
     September 1998 ($121,430 per unit)                                  2,981,577                 -         68,473    (1,283,860)
Issuance of common stock for services, October 1998
    ($1.45 per share)                                                       14,400                 -              -             -
Net loss                                                                         -        (2,833,687)             -             -
                                                                  -----------------------------------------------------------------
Balance at December 31, 1998                                            20,929,242       (14,994,789)        68,473    (1,283,860)

Exercise of exchange option, September 1999                                 (7,191)                -              -             -
Issuance of amended and restated warrant, September 1999                   502,540                 -              -             -
Cancellation of treasury stock, September 1999                          (1,277,013)                -        (68,473)    1,283,860
Net loss                                                                         -        (3,483,674)             -             -
                                                                  -----------------------------------------------------------------
Balance at December 31, 1999                                            20,147,578       (18,478,463)             -             -

Issuance of common stock upon exercise of stock options,
     February and May 2000                                                   7,807                 -              -             -
Sale of preferred stock, common stock, and warrants for
     cash, March 2000 ($3.30 per unit, net of offering
     costs of $211,862)                                                 15,044,048                 -              -             -
Consulting expense in connection with warrants issued (April 2000)          45,144                 -              -             -
Cashless exercise of SmithKline's warrant, May 2000
     ($1.85 per warrant)                                                 1,422,603                 -         74,113    (1,430,335)
Dividend accretion on preferred Series A                                  (857,500)                -              -             -
Compensation expense in connection with options granted                     25,916                 -              -             -
Net loss for the period                                                          -        (2,807,977)             -             -
                                                                  -----------------------------------------------------------------
Balance at June 30, 2000                                               $35,835,596      ($21,286,440)        74,113   ($1,430,335)
                                                                  =================================================================






                                                                          TOTAL
                                                                  ------------------
Issuance of exchange option, May 1996
     ($1.85 per share, net of  costs of $351,082)                         $979,166
Issuance of common stock upon exercise of Class B
     Warrants and stock options, May to August 1996,
     ($2.50 per share, net of related costs of $214,811)                 4,861,719
Net income                                                                 535,435
                                                                  ------------------
Balance at December 31, 1996                                             6,258,787

Issuance of common stock upon exercise of stock options,
     October 1997                                                              429
Net loss                                                                  (442,676)
                                                                  ------------------
Balance at December 31, 1997                                             5,816,540

Forfeiture of escrowed shares, May 1998                                          -
Cashless exercise of Placement Agent's unit purchase option,
     September 1998 ($121,430 per unit)                                  1,711,814
Issuance of common stock for services, October 1998
    ($1.45 per share)                                                       14,500
Net loss                                                                (2,833,687)
                                                                  ------------------
Balance at December 31, 1998                                             4,709,167

Exercise of exchange option, September 1999                                      -
Issuance of amended and restated warrant, September 1999                   502,540
Cancellation of treasury stock, September 1999                                   -
Net loss                                                                (3,483,674)
                                                                  ------------------
Balance at December 31, 1999                                             1,728,033

Issuance of common stock upon exercise of stock options,
     February and May 2000                                                   7,860
Sale of preferred stock, common stock, and warrants for
     cash, March 2000 ($3.30 per unit, net of offering
     costs of $211,862)                                                 15,081,929
Consulting expense in connection with warrants issued (April 2000)          45,144
Cashless exercise of SmithKline's warrant, May 2000
     ($1.85 per warrant)                                                         -
Dividend accretion on preferred Series A                                         -
Compensation expense in connection with options granted                     25,916
Net loss for the period                                                 (2,807,977)
                                                                  ------------------
Balance at June 30, 2000                                               $14,080,905
                                                                  ==================

The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                   SIX MONTHS                  AUGUST 3, 1991
                                                                  ENDED JUNE 30                 (INCEPTION)
                                                                                                     TO
                                                            1999                  2000         JUNE 30, 2000
                                                            ----                  ----         -------------
OPERATING ACTIVITIES

Net loss                                              $    (1,322,206)    $     (2,807,977) $  (21,286,440)
Adjustments to reconcile net loss to net
   cash used in development stage activities:
   Depreciation and amortization of
      property and equipment, net of
      amortization of deferred gain on
      sale/leaseback and equipment                             55,061               99,654         524,300
   Amortization of deferred credits                           (14,118)             (14,118)       (457,769)
   Expense recorded on cashless exercise
      of common stock options and warrants                          -                    -       1,711,814
   Writedown of construction in progress                            -                    -         174,400
   Expense recorded on issuance and/or
      vesting of common stock, warrants
      and options                                                   -               71,060       1,119,234
Changes in operating assets and liabilities:
   Accounts and other receivables                            (280,412)              47,962         (56,804)
   Prepaid expenses                                           (12,630)             (57,218)         (3,063)
   Other assets                                                     -                    -         (27,291)
   Accounts payable and accrued expenses                      (56,582)             124,350          14,513
   Deferred research and development                         (520,571)                   -         558,156
   Due from affiliate                                               -                    -         420,448
                                                        -------------        -------------       ---------

Net cash used in development stage activities              (2,151,458)          (2,536,287)    (17,308,502)
                                                        -------------        -------------       ---------
INVESTING ACTIVITIES

Purchase of property and equipment                           (334,716)            (239,208)     (1,419,297)
Increase in restricted cash                                         -                    -        (146,600)
                                                        -------------        -------------       ---------

Net cash used in investing activities                        (334,716)            (239,208)     (1,565,897)
                                                        -------------        -------------       ---------

The accompanying notes are an integral part of these financial statements.

                                                                    (Continued)

                              Antex Biologics Inc.
                        (a development stage enterprise)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                               SIX MONTHS              AUGUST 3, 1991
                                                              ENDED JUNE 30              (INCEPTION)
                                                                                              TO
                                                           1999           2000          JUNE 30, 2000
                                                           ----           ----          -------------
FINANCING ACTIVITIES
Net proceeds from sales of common stock
  and warrants and the exchange option                  $        -    $15,081,929       $ 26,688,099
Net proceeds from exercise of warrants
  and stock options                                              -          7,860          4,870,008
Proceeds from sale and leaseback agreement                       -              -          2,164,792
Principal repayments on sale and leaseback
  agreement                                                      -              -         (2,164,792)
Proceeds from issuance of notes payable                          -              -            500,000
Proceeds from sale of preferred stock                            -              -            400,189
                                                        ----------    -----------       ------------
Net cash provided by financing activities                        -     15,089,789         32,458,296
                                                        ----------    -----------       ------------

Net increase (decrease) in cash and cash
  equivalents                                           (2,486,174)    12,314,294         13,583,897

Cash and cash equivalents at beginning
  of period                                              4,856,479      1,706,275            436,672
                                                         ---------      ---------        -----------
Cash and cash equivalents at end of period              $2,370,305    $14,020,569        $14,020,569
                                                         =========     ==========         ==========
Supplemental cash flows disclosures:
  Cashless exercise of common stock
   options and warrants                                 $        -    $ 1,430,335        $ 4,426,009
  Notes payable and accrued interest
   converted to preferred stock                         $        -    $         -        $   509,109
  Sale and leaseback of property and
   equipment                                            $        -    $         -        $ 2,099,175
  Capitalized equipment                                 $   50,015    $         -        $   247,957
  Deferred compensation                                 $ (264,920)   $         -        $         -
  Interest paid                                         $        -    $         -        $   699,248

The accompanying notes are an integral part of these financial statements.

                              Antex Biologics Inc.
                        (a development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 2000
                                  (UNAUDITED)

1.    BUSINESS

      Antex Biologics Inc. (the "Company") is a biopharmaceutical company committed to improving human health by developing new products to prevent and treat infections and related diseases. With respect to its human bacterial vaccine research and development, the Company currently has strategic alliances with SmithKline Beecham, Aventis Pasteur and the United States Navy.

      The Consolidated Balance Sheet as of June 30, 2000, the Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 1999 and 2000 and for the period August 3, 1991 (inception) to June 30, 2000, the Consolidated Statement of Stockholders' Equity (Deficit) for the period January 1, 2000 to June 30, 2000, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1999 and 2000 and for the period August 3, 1991 (inception) to June 30, 2000 have been prepared without audit. However, such financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position of Antex Biologics Inc. and its subsidiary at June 30, 2000, and the consolidated results of their operations and their cash flows for the periods referred to above.

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

      Certain reclassifications were made to the 1999 financial statements to conform to the 2000 presentation.

      The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results anticipated for the fiscal year ending December 31, 2000.

      Since inception, the Company's revenues have been generated solely in support of its research and development activities and as of June 30, 2000, the Company's research and products are not sufficiently developed to enable the Company to generate sufficient revenues on an ongoing basis. As a result, the Company is considered to be in the development stage.

2.    REVERSE STOCK SPLIT

      At the 1999 Annual Meeting, the stockholders approved resolutions authorizing the Board of Directors, at its discretion, to effect, by amendment of the Certificate of Incorporation prior to the 2000 Annual Meeting, a reverse stock split of the Company's common stock in the range of one-for-four to one-for-ten. On July 7, 2000, the Board of Directors approved resolutions to implement a one-for-five reverse stock split. The reverse stock split became effective at the end of the day on July 19, 2000.

      Under the terms of the reverse stock split, each five shares of the Company's common stock held at the close of business on July 19, 2000 was combined into one fully paid and nonassessable share of common stock. The number of shares of preferred stock (5,000,000) and the number of shares of common stock (95,000,000) that the Company is authorized to issue under its Certificate of Incorporation were not changed as a result of the reverse stock split.

      The accompanying financial statements have been restated to reflect the reverse stock split.

3.    STRATEGIC ALLIANCE

      Effective March 1996, the Company entered into definitive agreements with SmithKline Beecham Corporation and SmithKline Beecham Biologicals Manufacturing s.a. ("SmithKline") which established a corporate joint venture, MicroCarb Human Vaccines Inc. ("MCHV"), to develop and commercialize human bacterial vaccines utilizing the Company's proprietary technologies. At August 31, 1999, the agreements provided for the following: the option by SmithKline to provide annual funding of research and development activities for future years; an exchange option granted by the Company to SmithKline enabling SmithKline to convert its 26.25% equity interest in MCHV for 719,053 (pre-split 3,595,264) shares of the Company's common stock, under specified conditions; and a warrant granted by the Company to SmithKline enabling SmithKline to acquire up to 1,146,160 (pre-split 5,730,802) shares of the Company's common stock, under specified conditions. The agreements also provided for SmithKline to make milestone payments and pay royalties to MCHV; and for SmithKline to reimburse the Company for expenses the Company incurred for agreed upon production lots of vaccines for clinical trials, the conduct of agreed upon clinical trials, and agreed upon prosecution and maintenance of the Company's patents and patent applications. As further stipulated in the agreements, SmithKline was responsible for conducting additional clinical trials, manufacturing, and sales and distribution.

      Effective September 1, 1999, the agreements were terminated and/or amended and the Company entered into an Omnibus Agreement with SmithKline Beecham plc and SmithKline Beecham Biologicals Manufacturing s.a. ("SB") and MCHV. Under the provisions of the Omnibus Agreement and several related documents, the following occurred: SmithKline's equity interest in MCHV was converted into 719,053 (pre-split 3,595,264) shares of the Company's common stock and MCHV was merged into the Company; a new license agreement was executed; and the Company granted an amended and restated warrant to SB to purchase

773,154 (pre-split 3,865,769) shares of common stock at an exercise price of $1.85 (pre-split $.37) per share exercisable on or before September 1, 2003. The issuance of the warrant resulted in the recognition of a noncash expense of $502,540 in 1999, as determined by using the Black-Scholes valuation model.

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

      Provision was made in the new agreements for the number of shares of common stock purchasable by SB under the amended and restated warrant agreement to be increased by an additional 173,238 (pre-split 866,189) shares, provided that SB made the scheduled research and development funding payment of $666,667 on or before October 1, 1999. The payment was received subsequent to October 1, 1999, and accordingly, no increase occurred. SB has subsequently notified the Company it disagrees that the delay in receipt of the payment should have negated SB's right to the increase. The Company and SB are in discussions on this matter and the ultimate outcome is unknown.

      In 2000, SB notified the Company that it was executing a cashless exercise of the entire amended and restated warrant that was not in dispute, and subsequently in May 2000, the Company issued 699,041 (pre-split 3,495,204) shares of its common stock to SB.

      The Company recognized revenue related to human bacterial vaccine research and development and qualifying reimbursable expenses pursuant to these agreements of $732,720 and $27,108 for the three-month periods ended June 30, 1999 and 2000, and of $1,653,788, $106,873 and $12,468,977 for the six-month periods ended June 30, 1999 and 2000, and for the period August 3, 1991 (inception) to June 30, 2000, respectively.

4.    FINANCING

      On March 15, 2000, the Company completed a private placement resulting in gross proceeds to the Company of $15,293,790. Pursuant to the terms of the private placement, the Company offered and sold 3,743,573 (pre-split 18,717,864) A Units and 4,454,545 B Units, in each case at a price of $3.30 (pre-split $0.66) per Unit, on an "as if" converted basis, as applicable.

      Each A Unit post-split consists of one share of common stock and five Class A Warrants. Each Class A Warrant has a five-year term and is exercisable immediately upon issuance to purchase 1/5 of a share of common stock at an exercise price of $1.50 (or $7.50 per share). At the election of the Company, the Class A Warrants may be redeemed, upon 30 days prior written notice to the holders, at a redemption price of $0.10 per warrant, if (i) after September 15, 2001, the average market price of the common stock exceeds $37.50 (pre-split $7.50) per share for 20 consecutive trading days or (ii) after March 15, 2002, the average market price of the common stock exceeds $22.50 (pre-split $4.50) per share for 20 consecutive trading days.

      Each B Unit post-split consists of (i) one-one hundredth (1/100) of a share of Series A Convertible Preferred Stock and (ii) one Class B Warrant. Effective March 15, 2001, each one-one hundredth (1/100) of a share of preferred stock is convertible, at the option of the holder, into 1/5 of a share of common stock. The preferred stock has no dividend rights, has no voting rights (except as required by law), and is entitled to participate in a dissolution and liquidation of the Company with the holders of common stock on an "as converted" basis. The Class B Warrants are identical to the Class A Warrants, except that the Class B Warrants do not become exercisable until March 15, 2001. Since each B Unit was sold at a price of $3.30 (pre-split $0.66) on an "as if" converted basis when the common stock on March 15, 2000 had a closing bid price of $13.75 (pre-split $2.75), the Series A Convertible Preferred Stock is being accounted for giving effect to its beneficial conversion features. Under such accounting, the Company is recording a preferred stock dividend of $2,940,000 over the one-year period.

      The redemption of the Class A Warrants and the Class B Warrants is contingent upon the effectiveness of a registration statement registering for resale the shares of common stock issuable upon the exercise of the warrants. The Company has agreed to file such a registration statement with the Securities and Exchange Commission, and to use its best efforts to have it declared effective.

      In connection with the financing, the Company paid total compensation of consisting of: (i) 1,666,666 B Units; (ii) 3,409,091 Class C Warrants, each having a five-year term and exercisable March 15, 2001 to purchase post-split 1/5 of a share of common stock at an exercise price of $0.66 (or $3.30 per share); (iii) 3,409,091 Class D Warrants, each having a five-year term and exercisable March 15, 2001 to purchase post-split 1/5 of a share of common stock at an exercise price of $1.50 (or $7.50 per share); and (iv) $100,000. Neither the Class C Warrants nor the Class D Warrants are redeemable by the Company.

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

      The following tables present information regarding the two segments for the three-month and six-month periods ended June 30, 1999 and 2000:

                                    Three Months Ended June 30, 1999
                                    --------------------------------

                            Bacterial                  Reconciling
     Category                Vaccines   Therapeutics      Items        Total
    ----------            ------------  ------------   -----------   ----------
Revenues                   $ 598,137      $       -    $  134,583    $  732,720

Research and development
expenses                   $ 808,860      $ 294,322    $        -    $1,103,182

Loss from operations       $(210,723)     $(294,322)   $ (315,234)   $ (820,279)

Fixed asset acquisitions   $  38,632      $   4,466    $  211,277    $  254,375

Reconciling items include reimbursable patent costs of $134,583; general and administrative expenses, net of reimbursable patent costs, of $315,234; and corporate fixed asset acquisitions and construction in progress expenditures of $211,277.

                                    Three Months Ended June 30, 2000
                                    --------------------------------

                            Bacterial                  Reconciling
     Category                Vaccines   Therapeutics      Items        Total
    ----------            ------------  ------------   -----------   ----------
Revenues                  $       -     $       -    $   27,108   $    27,108

Research and development
expenses                  $ 1,089,631   $ 211,560    $        -   $ 1,301,191

Loss from operations      $(1,089,631)  $(211,560)   $ (544,398)  $(1,845,589)

Fixed asset acquisitions  $    26,097   $  37,456    $  113,404   $   176,957

Reconciling items include reimbursable patent costs of $27,108; general and administrative expenses, net of reimbursable patent costs, of $544,398; and net corporate fixed asset acquisitions and construction in progress transfers of $113,404.

                                      Six Months Ended June 30, 1999
                                      ------------------------------

                            Bacterial                  Reconciling
     Category                Vaccines   Therapeutics      Items        Total
    ----------            ------------  ------------   -----------   ----------
Revenues                   $1,361,537    $       -    $  292,251    $1,653,788

Research and development
expenses                   $1,642,049    $ 501,400    $        -    $2,143,449

Loss from operations       $(280,512)    $(501,400)   $ (622,144)   $(1,404,056)

Fixed asset acquisitions   $  93,199     $   9,371    $  232,146    $   334,716

Reconciling items include reimbursable patent costs of $292,251; general and administrative expenses, net of reimbursable patent costs, of $622,144; and corporate fixed asset acquisitions and construction in progress expenditures of $232,146.

                                      Six Months Ended June 30, 2000
                                      ------------------------------

                            Bacterial                  Reconciling
     Category                Vaccines   Therapeutics      Items        Total
    ----------            ------------  ------------   -----------   ----------
Revenues                   $    49,998   $       -    $  106,873    $   156,871

Research and development
expenses                   $ 1,879,986   $ 428,163    $        -    $ 2,308,149

Loss from operations       $(1,829,988)  $(428,163)   $ (897,831)   $(3,155,982)

Fixed asset acquisitions   $   129,705   $  37,456    $   72,047    $   239,208

Reconciling items include reimbursable patent costs of $106,873; general and administrative expenses, net of reimbursable patent costs, of $897,831; and net corporate fixed asset acquisitions and construction in progress transfers of $72,047.

6.    EARNINGS PER SHARE

      Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period. The Company did not have any dilutive potential common shares during the three-month and six-month periods ended June 30, 1999 and 2000. The Company excluded 3,045,944 and 9,008,002 shares (post-split) for 1999 and 2000, respectively, represented by warrants, stock options and/or convertible preferred stock from the earnings per share calculation as they are anti-dilutive. Net loss as reported was adjusted for a non-cash dividend accretion to determine the net loss applicable to common shareholders for the computation of basic or diluted earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The Company commenced operations in August 1991.

      Effective March 1996, the Company executed definitive agreements with SmithKline Beecham which established a corporate joint venture, MicroCarb Human Vaccines Inc., to develop and commercialize human bacterial vaccines utilizing the Company's proprietary technologies. Effective September 1, 1999, these agreements were terminated and/or amended and new definitive agreements were entered into to develop and commercialize related human bacterial vaccines (see
Note 3 to the financial statements).

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

RESULTS OF OPERATIONS

      Revenues for the second quarter of 2000 consisted of $27,108 of reimbursable patent expenses pursuant to the strategic alliance with SmithKline Beecham. Revenues for the six months ended June 30, 2000 totaled $156,871 and consisted of $106,873 of reimbursable patent expenses pursuant to the SmithKline strategic alliance and $49,998 from a Small Business Technology Transfer contract.

      Revenues for the second quarter of 1999 totaled $732,720 and consisted of the recognition of human bacterial vaccine research and development support of $458,337 and reimbursable expenses incurred to $274,383 pursuant to the strategic alliance with SmithKline. Revenues for the six months ended June 30, 1999 totaled $1,653,788 and consisted of the recognition of human bacterial vaccine research and development support of $1,187,237 and reimbursable expenses incurred of $466,551 pursuant to the SmithKline strategic alliance.

      The decreases in human bacterial vaccine research and development support and reimbursable expenses were due to the substantial reduction in the services requested by SmithKline Beecham and a reduction in reimbursable patent expenses.

      Research and development expenses increased 17.9% to $1,301,191 for the second quarter of 2000 in comparison to $1,103,182 for the comparable period in 1999, and increased 7.7% to $2,308,149 for the six months ended June 30, 2000 in comparison to $2,143,449 for the six months ended June 30, 1999. Increased personnel expenditures and increased facility costs resulting from the recently completed renovation and expansion of the laboratories were offset in part by the nonrecurrence of a license fee incurred in June 1999.

      General and administrative expenses in the second quarter of 2000 increased 27.1% to $571,506 in comparison to $449,817 in the comparable period in 1999, and increased 9.9% to

$1,004,704 for six months ended June 30, 2000 in comparison to $914,395 for the comparable period in 1999. Increased expenditures in the second quarter of 2000 related to investor relations and increased facility and personnel costs were offset by decreases in patent and general legal fees.

      The increase in interest income in the second quarter and first six months of 2000 reflects the increase in cash available for investing resulting from the recently completed equity financing.

LIQUIDITY AND CAPITAL RESOURCES

      As a development stage company, the Company's operating activities have been limited primarily to research and development involving its proprietary technologies, and accordingly, have generated limited revenues.

      For 2000, the Company will rely primarily upon the net proceeds of approximately $15,000,000 from the private placement completed in March 2000 to fund its operations (see Note 4 to the financial statements). During 2000, the Company will continue to assess to which human bacterial vaccine projects and antibacterials projects resources will be allocated. The Company anticipates that its research and development expenses related to these projects will be substantial for the foreseeable future. It is anticipated that in 2000 SmithKline Beecham will limit its funding to the reimbursement of certain agreed upon patent-related expenses. The Company intends to pursue additional strategic alliances, technology licenses, and grants and contracts to help fund its research and development expenses.

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

                           PART II OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

      On July 21, 2000, the Company held its Annual Meeting of Stockholders. One matter was voted on at the meeting:

         Election to the Board of Directors of the Company's nominee - Donald
         G. Stark - (pre-split shares):

            For           27,563,203
            Withheld         571,210

         The directors not elected at the Annual Meeting whose tenure continued after the Annual Meeting are:

            Charles J. Coulter, Robert L. Curry and V. M. Esposito.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

   Exhibit
     No.       Description
   -------     -----------
     27.1      Financial Data Schedule

REPORTS ON FORM 8-K

      The Company filed a Form 8-K (Item 4) on May 5, 2000 disclosing that effective April 28, 2000, the Company's independent accountants, PricewaterhouseCoopers LLP, resigned. The Form 8-K cited that during the last two calendar years, and to the date of resignation, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to refer to the matter in its report on the Company's audited financial statements. The Audit Committee of the Company is conducting a search for new independent accountants.

      The Company filed a Form 8-K (Item 4) on July 11, 2000 indicating that the Company had engaged Richard A. Eisner & Company, LLP as its independent accountants for calendar year 2000.

      The Company filed a Form 8-K (Item 4) on July 31, 2000 indicating that the Company had implemented a one-for-five reverse stock split that was effective at the end of the day on July 19, 2000.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ANTEX BIOLOGICS INC.

   Date: August 10, 2000        By:    /s/V. M. Esposito
                                    ------------------------------------
                                    V. M. Esposito, Chief Executive Officer


   Date: August 10, 2000        By:    /s/Gregory C. Zakarian
                                    ------------------------------------
                                    Gregory C. Zakarian, Treasurer and Chief
                                    Financial Officer