Form 10QSB
period 2000-09-30
ANTEX BIOLOGICS INC
filed 2000-11-09
CIK 893692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period _________ to _________

ANTEX BIOLOGICS INC. (Exact name of small business issuer as specified in its charter)

Delaware	52-1563899

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
300 Professional Drive, Gaithersburg, MD 20879 (Address of principal executive offices)

(301) 590-0129 (Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

10,978,243 shares of Antex Biologics Inc. Common Stock, $.01 par value, were outstanding as of October 20, 2000.

Transitional Small Business Disclosure Format (check one):

Yes ____             No     X

ANTEX BIOLOGICS INC.

FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2000
INDEX

Part I. Financial Information	Page No.

Item 1. Financial Statements

Consolidated Balance Sheets at December 31, 1999 and September 30, 2000 (Unaudited)	3

Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 1999 and 2000	4

Consolidated Statements of Operations (Unaudited) for the nine months ended September 30, 1999 and 2000 and the period August 3, 1991 (inception) to September 30, 2000	5

Consolidated Statements of Stockholders’ Equity (Deficit) for the period August 3, 1991 (inception) to December 31, 1999 and the nine months ended September 30, 2000 (Unaudited)	6-7

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 1999 and 2000 and the period August 3, 1991 (inception) to September 30, 2000	8-9

Notes to Consolidated Financial Statements	10-16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-18

Part II. Other Information

Item 2. Changes in Securities	18

Item 6. Exhibits and Reports on Form 8-K	18

Signatures	19

Exhibits	20

PART I: FINANCIAL INFORMATION

Antex Biologics Inc.
(a development stage enterprise)

Consolidated Balance Sheets

	December 31,	September 30,
	1999	2000

		(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$1,706,275	$12,319,036

Accounts and other receivables	104,766	93,876

Prepaid expenses	62,087	115,938

Total current assets	1,873,128	12,528,850

Property and equipment, net	734,051	821,840

Restricted cash	146,600	146,600

Other	27,291	27,291

	$2,781,070	$13,524,581

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable and accrued expenses	$297,171	$368,750

Deferred research and development revenue	558,156	634,756

Deferred gain on equipment	49,590	49,590

Total current liabilities	904,917	1,053,096

Deferred gain on equipment	103,419	66,225

Other	44,701	23,524

Total liabilities	1,053,037	1,142,845

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value; 5,000,000 shares authorized; Series A convertible preferred stock - none and 61,212 shares issued and outstanding	—	612

Common stock, $.01 par value; 95,000,000 shares authorized; 5,891,798 and 10,960,118 shares issued (Note 2)	58,918	109,601

Additional paid-in capital	20,147,578	35,479,131

Deficit accumulated during the development stage	(18,478,463)	(23,207,608)

Total stockholders’ equity	1,728,033	12,381,736

	$2,781,070	$13,524,581

The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Consolidated Statements of Operations
(Unaudited)

	Three Months
	Ended September 30

	1999	2000

Revenues	$597,419	$57,093

Expenses:

Research and development	941,668	1,386,723

General and administrative	342,840	618,745

Total expenses	1,284,508	2,005,468

Loss from operations	(687,089)	(1,948,375)

Other income (expense):

Interest income	27,726	216,823

Expense recorded on issuance of warrants	—	(189,616)

Net loss	(659,363)	(1,921,168)

Non-cash dividend accretion	—	(735,000)

Net loss applicable to common stockholders	$(659,363)	$(2,656,168)

Loss per common share:

Basic and diluted	$(0.12)	$(0.25)

Weighted average common shares outstanding:

Basic and diluted	5,412,429	10,683,660

The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Consolidated Statements of Operations
(Unaudited)

	Nine Months		August 3, 1991
	Ended September 30		(inception)
			to
	1999	2000	September 30, 2000

Revenues	$2,251,207	$213,964	$16,796,228

Expenses:

Research and development	3,085,117	3,694,872	25,572,230

General and administrative	1,257,235	1,578,305	13,173,816

Total expenses	4,342,352	5,273,177	38,746,046

Loss from operations	(2,091,145)	(5,059,213)	(21,949,818)

Other income (expense):

Interest income	109,576	564,828	1,899,681

Expense recorded on issuance of warrants	—	(234,760)	(737,300)

Cost of treasury shares in excess of fair value	—	—	(1,711,814)

Interest expense	—	—	(708,357)

Net loss	(1,981,569)	(4,729,145)	(23,207,608)

Non-cash dividend accretion	—	(1,592,500)	(1,592,500)

Net loss applicable to common stockholders	$(1,981,569)	$(6,321,645)	$(24,800,108)

Loss per common share:

Basic and diluted	$(0.38)	$(0.70)

Weighted average common shares outstanding:

Basic and diluted	5,252,640	9,082,525

The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Period August 3, 1991 (Inception) to December 31, 1999
and the Nine Months Ended September 30, 2000 (Unaudited)

	Preferred Stock		Common Stock

	Shares	Par Value	Shares	Par Value

Initial capitalization ($.20 per share), as previously reported	—	$—	390,830	$3,908

Adjustment to reflect one-for-five reverse split of common shares	—	—	(312,664)	(3,126)

Net loss	—	—	—	—

Balance at December 31, 1991	—	—	78,166	782

Sale of common stock for cash, January 1992 ($23.05 per share)	—	—	8,686	87

Sale of common stock for cash, February 1992 ($34.50 per share)	—	—	23,160	231

Issuance of common stock for services, March 1992 to July 1992 ($10.00 per share)	—	—	—	—

Conversion of notes payable into preferred stock, September 1992 ($22.40 per share)	22,740	227	—	—

Sale of preferred stock for cash, September 1992 ($22.40 per share)	17,866	179	—	—

Issuance of preferred stock upon exercise of warrants, September 1992

($9.60 per share)	9,380	94	—	—

Issuance of common stock for cash ($5.00 per share) and services ($5.00 per share),

October 1992	—	—	15,000	150

Conversion of preferred stock into common stock, December 1992	(49,986)	(500)	49,986	500

Sale of common stock and warrants for cash, December 1992 ($24.18 per unit,

net of offering costs of $1,396,893 or $5.82 per unit)	—	—	240,000	2,400

Net loss	—	—	—	—

Balance at December 31, 1992	—	—	414,998	4,150

Sale of common stock and warrants for cash, January 1993 ($26.34 per unit, net

of offering costs of $131,723 or $3.66 per unit)	—	—	36,000	360

Compensation and consulting expense in connection with options granted	—	—	—	—

Net loss	—	—	—	—

Balance at December 31, 1993	—	—	450,998	4,510

Net loss	—	—	—	—

Balance at December 31, 1994	—	—	450,998	4,510

Sale of common stock and warrants for cash, March and April 1995 ($39,972 per

unit, net of offering costs of $706,971 or $10,028 per unit)	—	—	2,014,326	20,143

Registration of common stock and warrants, October 1995 ($1,525 per unit)	—	—	—	—

Net loss	—	—	—	—

Balance at December 31, 1995	—	—	2,465,324	24,653

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Deficit
		Accumulated
		During the
	Additional	Development
	Paid-In Capital	Stage

Initial capitalization ($.20 per share), as previously reported	$74,093	$—

Adjustment to reflect one-for-five reverse split of common shares	3,126	—

Net loss	—	(941,145)

Balance at December 31, 1991	77,219	(941,145)

Sale of common stock for cash, January 1992 ($23.05 per share)	199,913	—

Sale of common stock for cash, February 1992 ($34.50 per share)	799,769	—

Issuance of common stock for services, March 1992 to July 1992 ($10.00 per share)	383,014	—

Conversion of notes payable into preferred stock, September 1992 ($22.40 per share)	508,882	—

Sale of preferred stock for cash, September 1992 ($22.40 per share)	400,010	—

Issuance of preferred stock upon exercise of warrants, September 1992

($9.60 per share)	89,906	—

Issuance of common stock for cash ($5.00 per share) and services ($5.00 per share),

October 1992	149,850	—

Conversion of preferred stock into common stock, December 1992	—	—

Sale of common stock and warrants for cash, December 1992 ($24.18 per unit,

net of offering costs of $1,396,893 or $5.82 per unit)	5,800,827	—

Net loss	—	(2,415,723)

Balance at December 31, 1992	8,409,390	(3,356,868)

Sale of common stock and warrants for cash, January 1993 ($26.34 per unit, net

of offering costs of $131,723 or $3.66 per unit)	947,917	—

Compensation and consulting expense in connection with options granted	64,011	—

Net loss	—	(2,725,902)

Balance at December 31, 1993	9,421,318	(6,082,770)

Net loss	—	(3,040,032)

Balance at December 31, 1994	9,421,318	(9,122,802)

Sale of common stock and warrants for cash, March and April 1995 ($39,972 per

unit, net of offering costs of $706,971 or $10,028 per unit)	2,797,887	—

Registration of common stock and warrants, October 1995 ($1,525 per unit)	(107,530)	—

Net loss	—	(3,131,059)

Balance at December 31, 1995	12,111,675	(12,253,861)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Treasury Stock

	Shares	Cost	Total

Initial capitalization ($.20 per share), as previously reported	—	$—	$78,001

Adjustment to reflect one-for-five reverse split of common shares	—	—	—

Net loss	—	—	(941,145)

Balance at December 31, 1991	—	—	(863,144)

Sale of common stock for cash, January 1992 ($23.05 per share)	—	—	200,000

Sale of common stock for cash, February 1992 ($34.50 per share)	—	—	800,000

Issuance of common stock for services, March 1992 to July 1992 ($10.00 per share)	—	—	383,014

Conversion of notes payable into preferred stock, September 1992 ($22.40 per share)	—	—	509,109

Sale of preferred stock for cash, September 1992 ($22.40 per share)	—	—	400,189

Issuance of preferred stock upon exercise of warrants, September 1992

($9.60 per share)	—	—	90,000

Issuance of common stock for cash ($5.00 per share) and services ($5.00 per share),

October 1992	—	—	150,000

Conversion of preferred stock into common stock, December 1992	—	—	—

Sale of common stock and warrants for cash, December 1992 ($24.18 per unit,

net of offering costs of $1,396,893 or $5.82 per unit)	—	—	5,803,227

Net loss	—	—	(2,415,723)

Balance at December 31, 1992	—	—	5,056,672

Sale of common stock and warrants for cash, January 1993 ($26.34 per unit, net

of offering costs of $131,723 or $3.66 per unit)	—	—	948,277

Compensation and consulting expense in connection with options granted	—	—	64,011

Net loss	—	—	(2,725,902)

Balance at December 31, 1993	—	—	3,343,058

Net loss	—	—	(3,040,032)

Balance at December 31, 1994	—	—	303,026

Sale of common stock and warrants for cash, March and April 1995 ($39,972 per

unit, net of offering costs of $706,971 or $10,028 per unit)	—	—	2,818,030

Registration of common stock and warrants, October 1995 ($1,525 per unit)	—	—	(107,530)

Net loss	—	—	(3,131,059)

Balance at December 31, 1995	—	—	(117,533)

(continued)

The accompanying notes are an integral part of these financial statements

Antex Biologics Inc.
(a development stage enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Period August 3, 1991 (Inception) to December 31, 1999
and the Nine Months Ended September 30, 2000 (Unaudited)

	Preferred Stock		Common Stock

	Shares	Par Value	Shares	Par Value

Issuance of exchange option, May 1996 ($1.85 per share, net of costs of $351,082)	—	$—	—	$—

Issuance of common stock upon exercise of Class B Warrants and stock options,

May to August 1996 ($2.50 per share, net of related costs of $214,811)	—	—	2,030,612	20,306

Net income	—	—	—	—

Balance at December 31, 1996	—	—	4,495,936	44,959

Issuance of common stock upon exercise of stock options, October 1997	—	—	125	1

Net loss	—	—	—	—

Balance at December 31, 1997	—	—	4,496,061	44,960

Forfeiture of escrowed shares, May 1998	—	—	(58,332)	(583)

Cashless exercise of Placement Agent’s unit purchase option, September 1998

($121,430 per unit)	—	—	1,409,742	14,097

Issuance of common stock for services, October 1998 ($1.45 per share)	—	—	10,000	100

Net loss	—	—	—	—

Balance at December 31, 1998	—	—	5,857,471	58,574

Exercise of exchange option, September 1999	—	—	719,053	7,191

Issuance of amended and restated warrant, September 1999	—	—	—	—

Cancellation of treasury stock, September 1999	—	—	(684,726)	(6,847)

Net loss	—	—	—	—

Balance at December 31, 1999	—	—	5,891,798	58,918

Issuance of common stock upon exercise of stock options	—	—	5,706	56

Sale of preferred stock, common stock, and warrants for cash, March 2000

($3.30 per unit, net of offering costs of $211,862)	44,545	445	3,743,573	37,436

Consulting expense in connection with warrants issued (April and August 2000)	—	—	—	—

Cashless exercise of SmithKline’s warrant, May 2000 ($1.85 per warrant)	—	—	773,154	7,732

Cancellation of treasury stock, July 2000	—	—	(74,113)	(741)

Issuance of common stock for warrants, August 2000	—	—	620,000	6,200

Issuance of preferred stock as compensation in private placement, August 2000	16,667	167	—	—

Dividend accretion on preferred Series A	—	—	—	—

Compensation expense in connection with options granted	—	—	—	—

Net loss for the period	—	—	—	—

Balance at September 30, 2000	61,212	$612	10,960,118	$109,601

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Deficit
		Accumulated
		During the

	Additional	Development
	Paid-In Capital	Stage

Issuance of exchange option, May 1996 ($1.85 per share, net of costs of $351,082)	$979,166	$—

Issuance of common stock upon exercise of Class B Warrants and stock options,

May to August 1996 ($2.50 per share, net of related costs of $214,811)	4,841,413	—

Net income	—	535,435

Balance at December 31, 1996	17,932,254	(11,718,426)

Issuance of common stock upon exercise of stock options, October 1997	428	—

Net loss	—	(442,676)

Balance at December 31, 1997	17,932,682	(12,161,102)

Forfeiture of escrowed shares, May 1998	583	—

Cashless exercise of Placement Agent’s unit purchase option, September 1998

($121,430 per unit)	2,981,577	—

Issuance of common stock for services, October 1998 ($1.45 per share)	14,400	—

Net loss	—	(2,833,687)

Balance at December 31, 1998	20,929,242	(14,994,789)

Exercise of exchange option, September 1999	(7,191)	—

Issuance of amended and restated warrant, September 1999	502,540	—

Cancellation of treasury stock, September 1999	(1,277,013)	—

Net loss	—	(3,483,674)

Balance at December 31, 1999	20,147,578	(18,478,463)

Issuance of common stock upon exercise of stock options	8,742	—

Sale of preferred stock, common stock, and warrants for cash, March 2000

($3.30 per unit, net of offering costs of $211,862)	15,044,048	—

Consulting expense in connection with warrants issued (April and August 2000)	234,760	—

Cashless exercise of SmithKline’s warrant, May 2000 ($1.85 per warrant)	1,422,603	—

Cancellation of treasury stock, July 2000	(1,429,594)	—

Issuance of common stock for warrants, August 2000	(6,200)	—

Issuance of preferred stock as compensation in private placement, August 2000	(167)	—

Dividend accretion on preferred Series A	—	—

Compensation expense in connection with options granted	57,361	—

Net loss for the period	—	(4,729,145)

Balance at September 30, 2000	$35,479,131	$(23,207,608)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Treasury Stock

	Shares	Cost	Total

Issuance of exchange option, May 1996 ($1.85 per share, net of costs of $351,082)	$—	$—	$979,166

Issuance of common stock upon exercise of Class B Warrants and stock options,

May to August 1996 ($2.50 per share, net of related costs of $214,811)	—	—	4,861,719

Net income	—	—	535,435

Balance at December 31, 1996	—	—	6,258,787

Issuance of common stock upon exercise of stock options, October 1997	—	—	429

Net loss	—	—	(442,676)

Balance at December 31, 1997	—	—	5,816,540

Forfeiture of escrowed shares, May 1998	—	—	—

Cashless exercise of Placement Agent’s unit purchase option, September 1998

($121,430 per unit)	684,726	(1,283,860)	1,711,814

Issuance of common stock for services, October 1998 ($1.45 per share)	—	—	14,500

Net loss	—	—	(2,833,687)

Balance at December 31, 1998	684,726	(1,283,860)	4,709,167

Exercise of exchange option, September 1999	—	—	—

Issuance of amended and restated warrant, September 1999	—	—	502,540

Cancellation of treasury stock, September 1999	(684,726)	1,283,860	—

Net loss	—	—	(3,483,674)

Balance at December 31, 1999	—	—	1,728,033

Issuance of common stock upon exercise of stock options	—	—	8,798

Sale of preferred stock, common stock, and warrants for cash, March 2000

($3.30 per unit, net of offering costs of $211,862)	—	—	15,081,929

Consulting expense in connection with warrants issued (April and August 2000)	—	—	234,760

Cashless exercise of SmithKline’s warrant, May 2000 ($1.85 per warrant)	74,113	(1,430,335)	—

Cancellation of treasury stock, July 2000	(74,113)	1,430,335	—

Issuance of common stock for warrants, August 2000	—	—	—

Issuance of preferred stock as compensation in private placement, August 2000	—	—	—

Dividend accretion on preferred Series A	—	—	—

Compensation expense in connection with options granted	—	—	57,361

Net loss for the period	—	—	(4,729,145)

Balance at September 30, 2000	—	$—	$12,381,736

The accompanying notes are an integral part of these financial statements

Antex Biologics Inc.
(a development stage enterprise)

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months		August 3, 1991
	Ended September 30		(inception)
			to
	1999	2000	September 30, 2000

Operating activities

Net loss	$(1,981,569)	$(4,729,145)	$(23,207,608)

Adjustments to reconcile net loss to net cash used in development stage activities:

Depreciation and amortization of property and equipment, net of amortization of deferred gain on sale/leaseback and equipment	88,300	145,081	569,727

Amortization of deferred credits	(21,177)	(21,177)	(464,828)

Expense recorded on cashless exercise of common stock options and warrants	—	—	1,711,814

Writedown of construction in progress	—	—	174,400

Expense recorded on issuance and/or vesting of common stock, warrants and options	—	292,121	1,340,295

Changes in operating assets and liabilities:

Accounts and other receivables	(510,356)	10,890	(93,876)

Prepaid expenses	18,761	(53,851)	304

Other assets	—	—	(27,291)

Accounts payable and accrued expenses	(123,804)	71,579	(38,258)

Deferred research and development	(342,016)	76,600	634,756

Due from affiliate	—	—	420,448

Net cash used in development stage activities	(2,871,861)	(4,207,902)	(18,980,117)

Investing activities

Purchase of property and equipment	(410,140)	(270,064)	(1,450,153)

Increase in restricted cash	—	—	(146,600)

Net cash used in investing activities	(410,140)	(270,064)	(1,596,753)

The accompanying notes are an integral part of these financial statements.                                          (Continued)

Antex Biologics Inc.
(a development stage enterprise)

Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months		August 3, 1991
	Ended September 30		(inception)
			to
	1999	2000	September 30, 2000

Financing activities

Net proceeds from sales of common stock and warrants and the exchange option	$—	$15,081,929	$26,688,099

Net proceeds from exercise of warrants and stock options	—	8,798	4,870,946

Proceeds from sale and leaseback agreement	—	—	2,164,792

Principal repayments on sale and leaseback agreement	—	—	(2,164,792)

Proceeds from issuance of notes payable	—	—	500,000

Proceeds from sale of preferred stock	—	—	400,189

Net cash provided by financing activities	—	15,090,727	32,459,234

Net increase (decrease) in cash and cash equivalents	(3,282,001)	10,612,761	11,882,364

Cash and cash equivalents at beginning of period	4,856,479	1,706,275	436,672

Cash and cash equivalents at end of period	$1,574,478	$12,319,036	$12,319,036

Supplemental cash flows disclosures:

Cashless exercise of common stock options and warrants	$—	$1,430,335	$4,426,009

Treasury stock acquired from cashless exercise of common stock options and warrants/(canceled)	$(1,283,860)	$—	$—

Notes payable and accrued interest converted to preferred stock	$—	$—	$509,109

Sale and leaseback of property and equipment	$—	$—	$2,099,175

Capitalized equipment	$50,015	$—	$247,957

Deferred compensation	$(264,920)	$—	$—

Interest paid	$—	$—	$699,248

      The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Notes to Consolidated Financial Statements
For the Nine-Month Periods Ended September 30, 1999 and 2000
(Unaudited)

1.	Business

      Antex Biologics Inc. (the “Company”) is a biopharmaceutical company committed to developing and marketing novel products to prevent and treat infections and related diseases. With respect to its human bacterial vaccine research and development, the Company currently has strategic alliances with SmithKline Beecham, Aventis Pasteur and the United States Navy.

      The Consolidated Balance Sheet as of September 30, 2000, the Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 1999 and 2000 and for the period August 3, 1991 (inception) to September 30, 2000, the Consolidated Statement of Stockholders’ Equity (Deficit) for the period January 1, 2000 to September 30, 2000, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1999 and 2000 and for the period August 3, 1991 (inception) to September 30, 2000 have been prepared without audit. However, such financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position of Antex Biologics Inc. and its subsidiary at September 30, 2000, and the consolidated results of their operations and their cash flows for the periods referred to above.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 1999 included in the Company’s Annual Report on Form 10-KSB.

      Certain reclassifications were made to the 1999 financial statements to conform to the 2000 presentation.

      The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results anticipated for the fiscal year ending December 31, 2000.

      Since inception, the Company’s revenues have been generated solely in support of its research and development activities and as of September 30, 2000, the Company’s research and products are not sufficiently developed to enable the Company to generate sufficient revenues on an ongoing basis. As a result, the Company is considered to be in the development stage.

2. Reverse Stock Split

      At the 1999 Annual Meeting, the stockholders approved resolutions authorizing the Board of Directors, at its discretion, to effect, by amendment of the Certificate of Incorporation prior to the 2000 Annual Meeting, a reverse stock split of the Company’s common stock in the range of one-for-four to one-for-ten. On July 7, 2000, the Board of Directors approved resolutions to implement a one-for-five reverse stock split (the “Reverse Stock Split”). The Reverse Stock Split became effective at the end of the day on July 19, 2000.

      Under the terms of the Reverse Stock Split, each five shares of the Company’s common stock held at the close of business on July 19, 2000 was combined into one fully paid and nonassessable share of common stock. The number of shares of preferred stock (5,000,000) and the number of shares of common stock (95,000,000) that the Company is authorized to issue under its Certificate of Incorporation were not changed as a result of the Reverse Stock Split.

      The accompanying financial statements have been restated to reflect the Reverse Stock Split.

3.	Strategic Alliance

      In 1996, the Company entered into definitive agreements with SmithKline Beecham Corporation and SmithKline Beecham Biologicals Manufacturing s.a. (“SmithKline”) which established a corporate joint venture, MicroCarb Human Vaccines Inc. (“MCHV”), to develop and commercialize human bacterial vaccines utilizing the Company’s proprietary technologies. At August 31, 1999, the agreements provided for the following: the option by SmithKline to provide annual funding of research and development activities for future years; an exchange option granted by the Company to SmithKline enabling SmithKline to convert its 26.25% equity interest in MCHV for 719,052 (pre-split 3,595,264) shares of the Company’s common stock, under specified conditions; and a warrant granted by the Company to SmithKline enabling SmithKline to acquire up to 1,146,160 (pre-split 5,730,802) shares of the Company’s common stock, under specified conditions. The agreements also provided for SmithKline to make milestone payments and pay royalties to MCHV; and for SmithKline to reimburse the Company for expenses the Company incurred for agreed upon production lots of vaccines for clinical trials, the conduct of agreed upon clinical trials, and agreed upon prosecution and maintenance of the Company’s patents and patent applications. As further stipulated in the agreements, SmithKline was responsible for conducting additional clinical trials, manufacturing, and sales and distribution.

      Effective September 1, 1999, the agreements were terminated and/or amended and the Company entered into an Omnibus Agreement with SmithKline Beecham plc and SmithKline Beecham Biologicals Manufacturing s.a. (“SB”) and MCHV. Under the provisions of the Omnibus Agreement and several related documents, the following occurred: SmithKline’s equity interest in MCHV was converted into 719,052 (pre-split 3,595,264) shares of the Company’s common stock and MCHV was merged into the Company; a new license agreement was executed; and the Company granted an amended and restated warrant to SB to purchase 773,154 (pre-split 3,865,769) shares of common stock at an exercise price of $1.85 (pre-split

$.37) per share exercisable on or before September 1, 2003 (the “SB Warrant”). The issuance of the warrant resulted in the recognition of a noncash expense of $502,540 in 1999, as determined by using the Black-Scholes valuation model.

      The new license agreement covers prophylactic and/or therapeutic vaccines for certain designated infectious diseases and provides for the reversion to the Company of all other technology rights previously licensed to SmithKline. The terms of the license agreement provide for the following: funding for research and development of $1,333,334 for the period July 1, 1999 to December 31, 1999 with SB having the option to provide annual funding of research and development activities in the future; milestone payments and royalties; and, subject to mutual agreement in the future, the reimbursement by SB of expenses incurred by the Company for production lots of vaccines, the conduct of clinical trials, and the prosecution and maintenance of the Company’s patents and patent applications pertaining to the licensed technology. As further stipulated in the agreement, SB will be responsible for conducting clinical trials, manufacturing, and sales and distribution for the licensed vaccines.

      The SB Warrant also provided that the number of shares of common stock purchasable by SB would increase by an additional 173,237 (pre-split 866,189) shares, provided that SB made the scheduled research and development funding payment of $666,667 on or before October 1, 1999. The payment was received subsequent to October 1, 1999, and accordingly, no increase occurred. SB subsequently notified the Company it disagrees that the delay in receipt of the payment should have negated SB’s right to the increase. The Company and SB are in discussions on this matter and the ultimate outcome is unknown.

      In 2000, SB effected a cashless exercise of the entire amended and restated warrant that was not in dispute, resulting in the issuance to SB in May 2000 of 699,041 (pre-split 3,495,204) shares of its common stock.

      The Company recognized revenue related to human bacterial vaccine research and development and qualifying reimbursable expenses pursuant to these agreements of $547,419 and $41,093 for the three-month periods ended September 30, 1999 and 2000, and of $2,201,207, $147,966 and $12,510,070 for the nine-month periods ended September 30, 1999 and 2000, and for the period August 3, 1991 (inception) to September 30, 2000, respectively.

4.	Financing

      On March 15, 2000, the Company completed a private placement resulting in gross proceeds to the Company of $15,293,790. Pursuant to the terms of the private placement, the Company offered and sold 3,743,573 (pre-split 18,717,864) A Units and 4,454,545 B Units, in each case at a price of $3.30 (pre-split $0.66) per Unit, on an “as if” converted basis, as applicable.

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

      Each B Unit consisted of (i) one-one hundredth (1/100) of a share of Series A Convertible Preferred Stock and (ii) one Class B Warrant. Beginning March 15, 2001 and after giving effect to the Reverse Stock Split, each one-one hundredth (1/100) of a share of preferred stock is convertible, at the option of the holder, into 1/5 of a share of common stock. The preferred stock has no dividend rights, has no voting rights (except as required by law), and is entitled to participate in a dissolution and liquidation of the Company with the holders of common stock on an “as converted” basis. The Class B Warrants were identical to the Class A Warrants, except that the Class B Warrants did not become exercisable until March 15, 2001. Since each B Unit was sold at a price of $3.30 (pre-split $0.66) on an “as if” converted basis when the common stock on March 15, 2000 had a closing bid price of $13.75 (pre-split $2.75), the Series A Convertible Preferred Stock is being accounted for giving effect to its beneficial conversion features. In accordance with this accounting treatment, the Company is recording a preferred stock dividend of $2,940,000 over the one-year period.

      The redemption of the Class A Warrants is contingent upon the effectiveness of a registration statement registering for resale the shares of common stock issuable upon the exercise of the warrants. The Company filed such a registration statement with the Securities and Exchange Commission for this purpose, and is obligated to use its best efforts to have it declared effective.

      In connection with the financing, the Company paid total compensation of consisting of: (i) 1,666,666 B Units; (ii) 3,409,091 Class C Warrants, each having a five-year term and exercisable beginning March 15, 2001 to purchase post-split 1/5 of a share of common stock at an exercise price of $0.66 (or $3.30 per share); (iii) 3,409,091 Class D Warrants, each having a five-year term and exercisable beginning March 15, 2001 to purchase post-split 1/5 of a share of common stock at an exercise price of $1.50 (or $7.50 per share); and (iv) $100,000. Neither the Class C Warrants nor the Class D Warrants are redeemable by the Company.

      Subsequent to the completion of the financing, in August 2000, the holder of the 6,121,211 Class B Warrants and related entities together holding 1,155,303 Class A Warrants, 2,799,091 Class C Warrants, and 2,799,091 Class D Warrants, exercisable in the aggregate to purchase 2,574,939 shares of the Company’s common stock, exchanged the warrants for an aggregate of 620,000 shares of the Company’s common stock.

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

      The following tables present information regarding the two segments for the three-month and nine-month periods ended September 30, 1999 and 2000:

	Three Months Ended September 30, 1999

	Bacterial		Reconciling
Category	Vaccines	Therapeutics	Items	Total

Revenues	$544,592	$—	$52,827	$597,419

Research and development expenses	$769,248	$172,420	$—	$941,668

Loss from operations	$(224,656)	$(172,420)	$(290,013)	$(687,089)

Fixed asset acquisitions	$3,906	$—	$71,518	$75,424

Reconciling items include reimbursable patent costs of $52,827; general and administrative expenses, net of reimbursable patent costs, of $290,013; and corporate fixed asset acquisitions and construction in progress expenditures of $71,518.

	Three Months Ended September 30, 2000

	Bacterial		Reconciling
Category	Vaccines	Therapeutics	Items	Total

Revenues	$16,000	$—	$41,093	$57,093

Research and development expenses	$1,183,936	$202,787	$—	$1,386,723

Loss from operations	$(1,167,936)	$(202,787)	$(577,652)	$(1,948,375)

Fixed asset acquisitions	$2,190	$1,831	$26,835	$30,856

Reconciling items include reimbursable patent costs of $41,093; general and administrative expenses, net of reimbursable patent costs, of $577,652; and net corporate fixed asset acquisitions and construction in progress transfers of $26,835.

	Nine Months Ended September 30, 1999

	Bacterial		Reconciling
Category	Vaccines	Therapeutics	Items	Total

Revenues	$1,906,129	$—	$345,078	$2,251,207

Research and development expenses	$2,521,111	$564,006	$—	$3,085,117

Loss from operations	$(614,982)	$(564,006)	$(912,157)	$(2,091,145)

Fixed asset acquisitions	$97,105	$9,371	$303,664	$410,140

Reconciling items include reimbursable patent costs of $345,078; general and administrative expenses, net of reimbursable patent costs, of $912,157; and corporate fixed asset acquisitions and construction in progress expenditures of $303,664.

	Nine Months Ended September 30, 2000

	Bacterial		Reconciling
Category	Vaccines	Therapeutics	Items	Total

Revenues	$65,998	$—	$147,966	$213,964

Research and development expenses	$3,063,922	$630,950	$—	$3,694,872

Loss from operations	$(2,997,924)	$(630,950)	$(1,430,339)	$(5,059,213)

Fixed asset acquisitions	$131,895	$39,287	$98,882	$270,064

Reconciling items include reimbursable patent costs of $147,966; general and administrative expenses, net of reimbursable patent costs, of $1,430,339; and net corporate fixed asset acquisitions and construction in progress transfers of $98,882.

6.	Earnings Per Share

      Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period. The Company did not have any dilutive potential common shares during the three-month and nine-month periods ended September 30, 1999 and 2000. The Company excluded 1,956,400 and 6,610,600 shares (post-split) for 1999 and 2000, respectively, represented by warrants, stock options and/or convertible preferred stock from the earnings per share calculation as they are anti-dilutive. Net loss as reported was adjusted for a non-cash dividend accretion to determine the net loss applicable to common shareholders for the computation of basic or diluted earnings per share.

Item 2. Management’s Discussion and Analysis of Financial Condition Results of Operation

      The Company commenced operations in August 1991.

      In 1996, the Company executed definitive agreements with SmithKline Beecham which established a corporate joint venture, MicroCarb Human Vaccines Inc., to develop and commercialize human bacterial vaccines utilizing the Company’s proprietary technologies. Effective September 1, 1999, these agreements were terminated and/or amended and new definitive agreements were entered into to develop and commercialize related human bacterial vaccines (see Note 3 to the financial statements).

      The strategic alliances with SmithKline Beecham and Aventis Pasteur are consistent with one aspect of the Company’s overall strategy which, since its inception, has been to establish strategic partnerships and to focus on researching technologies with the goal of developing novel products to prevent and treat infections and related disorders. The Company is operating as a development stage enterprise.

Results of Operations

      Revenues for the third quarter of 2000 of $57,093 included $41,093 of reimbursable patent expenses pursuant to the strategic alliance with SmithKline Beecham. Revenues for the nine months ended September 30, 2000 totaled $213,964 and included $147,966 of reimbursable patent expenses pursuant to the SmithKline strategic alliance and $49,998 from a Small Business Technology Transfer contract.

      Revenues for the third quarter of 1999 totaled $597,419 and included the recognition of human bacterial vaccine research and development support of $488,113 and reimbursable expenses incurred of $59,306 pursuant to the strategic alliance with SmithKline. Revenues for the nine months ended September 30, 1999 totaled $2,251,207 and included the recognition of human bacterial vaccine research and development support of $1,675,350 and reimbursable expenses incurred of $525,857 pursuant to the SmithKline strategic alliance.

      The decreases in human bacterial vaccine research and development support and reimbursable expenses were due to the substantial reduction in the services requested by SmithKline Beecham and a reduction in reimbursable patent expenses.

      Research and development expenses increased 47.3% to $1,386,723 for the third quarter of 2000 in comparison to $941,668 for the comparable period in 1999, and increased 19.8% to $3,694,872 for the nine months ended September 30, 2000 in comparison to $3,085,117 for the nine months ended September 30, 1999. The increase in expenses for the third quarter of 2000 related to the costs associated with conducting the Helicobacter pylori vaccine clinical trial, which commenced in the second quarter of 2000, and to increases in personnel-related expenditures. The increase in expenses for the nine months ended September 30, 2000 related to the costs associated with conducting the Helicobacter pylori vaccine clinical trial and to increases in personnel-related expenditures and facility costs.

      General and administrative expenses in the third quarter of 2000 increased 80.5% to $618,745 in comparison to $342,840 in the comparable period in 1999, and increased 25.5% to $1,578,305 for the nine months ended September 30, 2000 in comparison to $1,257,235 for the comparable period in 1999. The increase in expenses for the third quarter of 2000 related to increases in personnel-related expenditures and investor relations efforts. The increase in expenses for the nine months ended September 30, 2000 related to increases in personnel-related expenditures, investor relations efforts and facility costs, which were offset in part by decreases in patent and general legal fees.

      The increase in interest income in the third quarter and first nine months of 2000 reflects the increase in cash available for investing resulting from the March 2000 equity financing.

      The issuance of warrants as partial compensation for investor relations consulting services resulted in the noncash expense in 2000.

Liquidity and Capital Resources

      As a development stage company, the Company’s operating activities have been limited primarily to research and development involving its proprietary technologies, and accordingly, have generated limited revenues.

      For 2000, the Company will rely primarily upon the net proceeds of approximately $15,000,000 from the private placement completed in March 2000 to fund its operations (see Note 4 to the financial statements). During 2000 and 2001, the Company will continue to assess to which human bacterial vaccine projects and antibacterials projects resources will be allocated. The Company anticipates that its research and development expenses related to these projects will be substantial for the foreseeable future. The Company intends to pursue additional strategic alliances, technology licenses, and grants and contracts to help fund its research and development expenses.

      The Company currently anticipates that it will increase its total employees and contract personnel from its 1999 year-end total of 28 to approximately 35 by the 2000 year-end. The annual rent and pro-rata share of building operating expenses and administrative charges for the Company’s facility are estimated at approximately $882,000 for 2000.

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

New Accounting Standards

      The Financial Accounting Standards Board has issued a new standard. Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, which becomes effective for years beginning after June 15, 2000, requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes that the effect of adoption of SFAS 133 will not be material to the Company’s financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB No. 101”), Revenue Recognition in Financial Statements, which summarizes certain of the staff’s views on revenue recognition. The Company’s revenue recognition policies have been and continue to be in accordance with SAB No. 101.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

      Statements contained herein that are not historical facts may be forward-looking statements that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by the Company. These factors include, but are not limited to: (i) the Company’s ability to fund its future operations; (ii) the Company’s ability to successfully complete product research and development, including preclinical and clinical studies and commercialization; (iii) the Company’s ability to obtain required governmental approvals; (iv) the Company’s ability to attract and/or maintain manufacturing, sales, distribution and marketing partners; and (v) the Company’s ability to develop and commercialize its products before its competitors.

PART II: OTHER INFORMATION

Item 2. Changes In Securities

      On August 10, 2000, holders of (i) the 6,121,211 Class B Warrants, (ii) 1,155,303 Class A Warrants, (iii) 2,799,091 Class C Warrants, and (iv) 2,799,091 Class D Warrants, exercisable in the aggregate to purchase 2,574,939 shares of the Company’s common stock, pursuant to an agreement entered into with the Company, exchanged the warrants for an aggregate of 620,000 shares of the Company’s common stock. The transaction was effected without registration under the Securities Act of 1933, as amended (the “1933 Act”) in reliance on the exemption afforded by Section 3(a)(9) of the 1933 Act.

Item 6. Exhibits And Reports On Form 8-K

Exhibits

Exhibit
No.	Description

9.1	Irrevocable Proxy and Standstill Agreement dated August 11, 2000 executed by Harbor Trust, the Blech Family Trust, Chassman Graphics, Inc., The Biotech Consulting Group, Incorporated, and David Blech

10.1	Employment Agreement dated as of July 31, 2000 by and between the Company and Stephen N. Keith

27.1	Financial Data Schedule

Reports on Form 8-K

      The Company filed a Form 8-K (Item 4) on July 11, 2000 disclosing that the Company had engaged Richard A. Eisner & Company, LLP as its independent accountants for calendar year 2000.

      The Company filed a Form 8-K (Item 4) on July 31, 2000 disclosing that the Company had implemented a one-for-five reverse stock split that was effective at the end of the day on July 19, 2000.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTEX BIOLOGICS INC.

Date:	November 9, 2000	By:	/s/V. M. Esposito
V. M. Esposito, Chief Executive Officer

Date:	November 9, 2000	By:	/s/Gregory C. Zakarian
Gregory C. Zakarian, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

9.1	Irrevocable Proxy and Standstill Agreement dated August 11, 2000 executed by Harbor Trust, the Blech Family Trust, Chassman Graphics, Inc., The Biotech Consulting Group, Incorporated, and David Blech

10.1	Employment Agreement dated as of July 31, 2000 by and between the Company and Stephen N. Keith

27.1	Financial Data Schedule