Form 10KSB
period 2000-12-31
ANTEX BIOLOGICS INC
filed 2001-03-27
CIK 893692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE GIF, SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE GIF, SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-20988

ANTEX BIOLOGICS INC.
(Name of small business issuer in its charter)

Delaware	52-1563899
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 Professional Drive, Gaithersburg, Maryland	20879

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (301) 590-0129

Securities registered under Section 12(b) of the Exchange Act:
Common Stock, $.01 par value
(Title of Class)
Securities registered under Section 12(g) of the Exchange Act: None

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      Issuer’s revenues for the fiscal year ended December 31, 2000 were $349,612.

      As of March 1, 2001, the aggregate market value of the Common Stock held by non-affiliates of the Issuer based upon the closing sales price on the American Stock Exchange of such stock on that date was $17,947,300.

      At March 1, 2001, there were 11,010,438 shares of Common Stock of the Registrant outstanding.

Document Incorporated by Reference

      Portions of the definitive Proxy Statement for the Registrant’s 2001 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

      Transitional Small Business Disclosure Format   Yes    No

      This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that relate to future events or results are forward-looking statements. Without limiting the foregoing, the words “may”, “will”, “should”, “intends”, “estimates”, “predicts”, “potential”, “continue”, “believes”, “anticipates”, “plans”, “expects”, the negative of these terms or other comparable terminology are intended to identify forward-looking statements. These statements are only predictions. A number of factors could cause actual results to differ materially from those indicated by forward-looking statements. In evaluating forward-looking statements, you should consider: (i) the Company’s ability to fund its future operations; (ii) the Company’s ability to successfully complete product research and development, including preclinical and clinical studies and commercialization; (iii) the Company’s ability to obtain required governmental approvals; (iv) the Company’s ability to attract and/or maintain manufacturing, sales, distribution and marketing partners; and (v) the Company’s ability to develop and commercialize its products before its competitors. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, the Company cannot guarantee future results, events or conditions, levels of activity, performance or achievements.

PART I

Item 1.  Description Of Business

Development of Business

      Antex Biologics Inc. (“AntexBiologics”), together with Antex Pharma Inc. (“AntexPharma”), a wholly-owned subsidiary, (hereinafter referred to collectively as “Antex” or the “Company”) is a biopharmaceutical company committed to developing and marketing new products to prevent and treat infections and related diseases. The Company concentrates on the development of products for bacterial infections. At its inception, the Company was focused on identifying key interactions between infectious bacteria and their host. Early discoveries lead to the development of two novel platform technologies, Antigen Receptor Technology (“ART”) and Nutriment Signal Transduction (“NST”). Discoveries of proteins from these patented technologies are enhanced through the integration of functional genomics technology to identify similar (or “homologous”) proteins. The Company has also developed the Virulence Expression Profiling (“VEP”) platform, which consists of the application of genomic expression profiling and functional genomics to identify and characterize disease-specific proteins (proteomics). These technologies form the basis for proprietary vaccine and therapeutic products. The first products developed through these technologies were vaccines for chronic bacterial infections that infect through the host mucosal system. These technologies also provide the tools and reagents that are being used by AntexPharma in an effort to discover and develop therapeutics to treat bacterial infections and to address the ever increasing problem of antibiotic resistance.

Business

  Products in Development

      The Company is currently conducting research and development activities with respect to various pharmaceutical products including vaccines to prevent or eradicate bacterial infections, and therapeutics, including broad spectrum antibiotics, particularly addressing nosocomial infections, and specific-agent antibacterials, to address increasing antibiotic resistance and newly emerging bacteria.

  Vaccines

      The most cost-effective means of preventing disease and death from infectious microbes is immunization. Antigens are foreign substances, such as microbes or parts thereof, which signal to the immune system the presence of those particular agents. Natural immunity occurs when the host immune system encounters these antigens and initiates an immune response to subsequently recognize and react with the foreign agent and “neutralize” the microbe. Immunity can be induced by administering to a human or animal a microbial antigen in the form of a vaccine. Vaccination stimulates an immune response and immunological memory to provide protection against a potential infection. Vaccines, the most cost-effective health-care products ever developed, have been a primary component of pediatric health-care, and are becoming an important element of adult health-care. In general, the current commercially available vaccines address acute infections and do not have therapeutic potential. The Company’s prophylactic and therapeutic vaccines present a new approach to the treatment of chronic bacterial infections.

     HELIVAX (Helicobacter pylori vaccine)

      Discovered in 1983, Helicobacter (“H.”) pylori is now recognized as the predominant cause of ulcers. Scientists estimate that this spiral-shaped bacterium leads to 90 percent of duodenal ulcers and 80 percent of gastric ulcers. This organism generally infects the young and can be present for many years before causing symptoms. H. pylori is a chronic infection present in all parts of the world. The prevalence of infection increases with age, with greater than 90 percent of people by age 20 in developing countries and 50-60 percent of people over 60 in developed countries infected with this bacteria. The Centers for Disease Control and Prevention (“CDC”) estimates that two-thirds of the world’s population is infected with H. pylori, including about 25 million Americans. More recently, Helicobacter has been associated with stomach cancers and is classified by the World Health Organization (“WHO”) as a Class 1 carcinogen. Helicobacter has also been associated with Sudden Infant Death Syndrome. No single agent therapy has been found to eradicate this infection, and antibiotic resistance is increasing.

      The Company is engaged in ongoing efforts to develop a vaccine for the prevention and eradication of H. pylori infection. Using NST technology, the Company produced H. pylori bacteria that are antigenically enhanced when compared to conventionally grown H. pylori. HELIVAX is composed of these NST bacteria which have been inactivated (killed) and combined with a mucosal adjuvant. The Company has shown in preclinical animal models that HELIVAX is well tolerated and generates both mucosal and systemic immune responses. The animal studies showed that the vaccine works both prophylactically and therapeutically; it prevented infection from H. pylori and cleared H. pylori in previously infected animals. The Company has U.S. and foreign patents issued and pending claiming compositions and methods of using the H. pylori inactivated whole cell vaccine.

      A Phase I clinical trial under a U.S. Food and Drug Administration (“FDA”) Investigational New Drug Application (“IND”) was successfully completed in 1999. This randomized double-blinded, placebo-controlled clinical trial was conducted to assess the safety and immunogenicity of a three-dose regimen of HELIVAX in volunteers with and without subclinical gastric infection. The orally administered vaccine was generally well tolerated and caused no serious adverse events and did not exacerbate the H. pylori infection in the asymptomatic volunteers. HELIVAX generated strong immune responses, both systemically and locally to H. pylori in both uninfected and asymptomatic H. pylori infected individuals.

      A Phase IB clinical trial was initiated in 2000 to assess safety and immune responses following administration of differing doses and formulations of HELIVAX. Adult volunteers who participated in this open-label trial were confirmed as not having gastric infection with H. pylori. The results from the trial are expected in early 2001. A Phase II clinical trial is planned to be initiated in 2001.

      In addition, Company scientists have identified novel antigens from H. pylori. The Company has cloned the genes, produced the recombinant proteins and purified quantities of the proteins for preclinical animal testing as potential vaccine candidates.

      The Company is pursuing the commercialization of these products at the present time, but may enter into one or more collaborations for commercialization in various geographic regions. See “Strategy for Commercial Development.”

     CAMPYVAX (Campylobacter jejuni vaccine)

      A major cause of death globally, diarrheal diseases are a major world-wide concern. One of the most prevalent causes, Campylobacter, accounts for 400-500 million cases of diarrhea throughout the world each year, and over 2.5 million cases are estimated to occur in the U.S. annually. Outbreaks of Campylobacter gastroenteritis and diarrhea occur frequently and are a major problem among military personnel stationed in the U.S. and deployed overseas. Campylobacter infection is also considered to cause one of the most severe forms of Traveler’s Diarrhea among visitors to less developed countries. Campylobacter infection is also associated with reactive arthritis and Guillain Barré Syndrome, which are debilitating and can result in paralysis and death. The increasing resistance of Campylobacter to antibiotics is becoming a national concern, and may increase the desirability of a safe and effective oral vaccine.

      The Company is engaged in ongoing efforts to develop a vaccine for Campylobacter. Using NST technology, the Company has produced Campylobacter bacteria that are antigenically enhanced compared to conventionally grown Campylobacter. CAMPYVAX is an inactivated NST-Campylobacter whole cell vaccine preparation combined with a mucosal adjuvant. The Company has shown in preclinical animal models that CAMPYVAX is well tolerated and generates both mucosal and systemic immune responses. The animal studies showed that the vaccine is effective at preventing infection from Campylobacter. The Company has three US patents and several foreign patents issued or pending claiming compositions and methods of using the Campylobacter inactivated whole cell vaccine.

      In 1994, the Company entered into a five-year Cooperative Research and Development Agreement (“CRADA”) with the United States Navy whereby the Navy will support and conduct clinical trials of

CAMPYVAX. See “Collaborative Agreements.” In 2000, the CRADA was extended to 2005. Two Phase I and two Phase II clinical trials of Campylobacter infection trial have been completed. The first Phase I clinical study demonstrated the safety and immunogenicity of the inactivated NST-Campylobacter whole cell preparation. The second Phase I clinical study demonstrated the safety and immunogenicity of CAMPYVAX (the vaccine preparation consisting of the inactivated NST-Campylobacter whole cells in combination with a mucosal adjuvant).

      The first Phase II trial was a double-blinded, placebo-controlled challenge trial and evaluated the clinical and immunological outcomes of the oral vaccine in healthy adult volunteers against experimental infection with Campylobacter. The sequence of clinical and microbiological events associated with Campylobacter infection was characterized and correlated with immune response patterns in vaccinated, previously infected and placebo-controlled volunteers. The clinical results of this Phase II trial with respect to safety were similar to the Phase I studies, in that there were no reportable adverse events related to vaccination.

      The results of this Phase II trial also confirmed the Phase I clinical studies with respect to the immunogenicity of the vaccine. Like live infection, CAMPYVAX induced Campylobacter-specific humoral and cellular immune responses in the majority of the recipients. This experimental model of Campylobacter infection identified, for the first time, two immune correlates of protection that will be used to evaluate vaccine effectiveness in follow-on studies. The trial demonstrated that CAMPYVAX is safe, immunogenic and elicited intestinal and systemic immune responses associated with protection against disease.

      The objectives of the second Phase II clinical trial, a randomized, double-blind, placebo-controlled trial completed in 2000, were to compare the safety and immune response achieved following four doses of the vaccine with that achieved following a two-dose regimen during the first Phase II clinical trial. Vaccinees achieved a ten-fold increase in mean fecal IgA antibodies compared to baseline, significantly higher than observed following the two-dose regimen. Over 85 percent of vaccine recipients were found to have antibody secreting white blood cells, higher than that found among those who received the two-dose regiment. And 85 percent of individuals who received four doses of the vaccine showed an increase in levels of interferon gamma, an indicator of cellular immunity; a 12-fold mean increase in interferon gamma was observed among vaccine recipients. These cellular immune responses were also higher than those seen among those who received the two-dose regimen, and comparable to the levels observed following infection with Campylobacter.

      The Navy is planning to initiate an additional clinical trial later in 2001. Antex holds all intellectual property and commercial marketing rights to CAMPYVAX, and will supply vaccine to the U.S. Department of Defense for its use. This vaccine will be indicated for use initially in adults for the prevention of Traveler’s Diarrhea.

     ACTIVAX (A Combination Traveler’s vaccine)

      Seemingly mild, diarrheal diseases are responsible for 2,000 to 8,000 deaths a year in the U.S. and over 3 million globally. Enterotoxigenic Escherichia coli (“ETEC”) is the leading cause of Traveler’s Diarrhea, causing worldwide an estimated 630 million cases of mild to severe diarrhea annually. International public health officials estimate that Campylobacter annually causes 400 to 500 million cases of diarrhea worldwide. Shigella is another leading cause of diarrheal disease worldwide with over 200 million cases reported worldwide. Together, Campylobacter, Shigella and ETEC account for over 1 billion cases worldwide of Traveler’s Diarrhea annually.

      A combined multivalent vaccine for the prevention of Traveler’s Diarrhea is a product suited to Antex’s platform technologies. The Company believes that an effective vaccine against Traveler’s Diarrhea should contain protective antigens against Campylobacter, Shigella and ETEC. The Campylobacter vaccine component is described above (See “CAMPYVAX”). Using NST technology, the Company has also produced a Shigella inactivated whole cell vaccine. The Shigella vaccine shows a strong immune response, and is protective against infection in preclinical models of infection and disease. The Company has U.S. and foreign patents issued and pending claiming compositions and methods of using the Shigella inactivated whole cell vaccine. The Company plans to develop an ETEC vaccine component either through in-house discoveries or through licensing agreements. The Company will continue the development of each component as a separate vaccine as well as a combination vaccine.

      In 1999, the Company received a Phase I Small Business Technology Transfer Program (“STTR”) contract from the U.S. Department of Defense, Department of the Army, for the preclinical development of the Shigella and ETEC components of this multivalent vaccine. During 2000, the Company was awarded a follow-on Phase II STTR contract to conduct a Phase I clinical trial of the Shigella vaccine which is scheduled for 2001.

      In January 2001, the Company was awarded a grant for the development of an oral microbead vaccine to prevent Traveler’s Diarrhea. This grant was made under the U.S. Army Small Business Innovation Research (“SBIR”) Program. The SBIR grant specifically funds studies on the encapsulation of inactivated NST Campylobacter jejuni bacteria into microbeads, and determination of their immune responses in preclinical studies. Results should facilitate the development of a multivalent vaccine to prevent Traveler’s Diarrhea.

      Inactivated micro-organisms produced using Antex’s proprietary NST technology offer numerous advantages over other mucosal vaccine approaches, such as reduced risk of toxicity. NST technology enhances the virulence traits of bacteria and therefore the protective efficacy of vaccines produced from these bacteria. An orally delivered, enteric-coated microbead formulation should enable delivery of the vaccine through the acid conditions of the stomach to the small intestine, the site of infection for bacteria that cause Traveler’s Diarrhea, and where an immune response is wanted. Microbeads have been used clinically to deliver other vaccine antigens that have generated strong immune responses.

      The Company is pursuing the commercialization of this product at the present time, but may enter into collaborations regarding these and other potential vaccine products. See “Strategy for Commercial Development.”

     TRACVAX (Chlamydia trachomatis vaccine)

      In the U.S., almost 12 million cases of sexually transmitted urogenital diseases occur annually. By age 21, approximately one out of every five young people has required treatment for a sexually transmitted disease. The most prevalent sexually transmitted diseases in the world are caused by bacteria called Chlamydia (“C.”) trachomatis. Millions of people suffer from cervictitis, pelvic inflammatory disease, infertility, ectopic pregnancies and symptomatic urethritis caused by C. trachomatis. In the U.S. during 1995, approximately 477,000 new cases were reported to the CDC, more than any other infectious disease. A common problem is that these infections can progress unnoticed for a long period of time, particularly in women, until severe symptoms occur. Many times, once the symptoms do occur the damage, such as infertility, is irreversible. The CDC estimates there are more than 3.5 million additional cases undiagnosed and unreported in the U.S. each year.

      Globally, the WHO estimates 89 million new cases of urogenital diseases caused by C. trachomatis emerge each year. Because C. trachomatis also causes trachoma, the world’s most common form of preventable blindness, the WHO estimates Chlamydia is responsible for at least 15 percent of the world’s blindness.

      Using functional genomics, the Company has identified two families of proteins that are being evaluated for their use as vaccines for this chronic infection. The Company has cloned the genes, produced recombinant vectors, and expressed and purified many of the proteins within the two families. These antigens are currently undergoing evaluation in preclinical studies. The Company plans to initiate a Phase I clinical trial of a vaccine against C. trachomatis in 2001. The Company is pursuing the development of these vaccine candidates, but may enter into collaborations regarding these and other potential vaccine products. See “Strategy for Commercial Development.”

      Additionally, the Company identified through its proprietary ART an outer membrane protein from C. trachomatis and has cloned the protein’s gene. The Company has shown in a preclinical animal model of disease that the subunit vaccine generates an immune response. The experiments showed that the vaccine protected animals from infertility caused by Chlamydial infections. Development and commercialization of this potential vaccine product for use in humans is in collaboration with GlaxoSmithKline. See “Collaborative Agreements.”

     TWARVAX (Chlamydia pneumoniae vaccine)

      Chlamydia (“C.”) pneumoniae is the third most common cause of epidemic community-acquired pneumonia. Worldwide, 50% of the population are infected with this organism by the age of 20, and 70-80% are infected by the age of 60. Pneumonia is the fifth leading cause of death in the U.S., with approximately 2.5 million cases occurring annually. Additionally, C. pneumoniae has recently been associated with plaques that cause cardiovascular diseases including atherosclerosis, as well as plaques in the brain associated with Alzheimer’s Disease. There is no vaccine on the market for this chronic infection.

      The Company has identified a protein in C. pneumoniae using functional genomics. This protein has been cloned and expressed recombinantly, and TWARVAX will be evaluated in preclinical models as a potential subunit vaccine to treat and prevent this chronic infection. The Company has U.S. and foreign patents pending with respect to this novel vaccine. The Company is pursuing the development of this vaccine candidate, but may enter into collaborations regarding this and other potential vaccine products. See “Strategy for Commercial Development.”

     GONOVAX (Neisseria gonorrhoeae vaccine)

      Gonorrhoea, caused by Neisseria (“N.”) gonorrhoeae, is the second most common sexually transmitted disease worldwide. It is the most frequently reported communicable disease in the U.S., with 3-4 million cases reported annually. This organism causes diseases including gonococcal urethritis, pelvic inflammatory disease and pneumonia. There is no vaccine on the market for this organism.

      The Company has identified a protein in N. gonorrhoeae using functional genomics. This protein has been cloned and expressed recombinantly, and GONOVAX will be evaluated in preclinical models as a potential subunit vaccine. The Company has U.S. and foreign patents pending with respect to this novel vaccine. The Company is pursuing the development of this vaccine candidate, but may enter into collaborations regarding this and other potential vaccine products. See “Strategy for Commercial Development.”

  Therapeutics

      The Company, through AntexPharma, believes that the antibacterial market presents an attractive opportunity to leverage its three proprietary platform technologies — ART, NST, and VEP — to develop therapeutics. AntexPharma’s target-based drug discovery strategy integrates ART, NST, and VEP with functional genomics, bioinformatics, molecular modeling, and combinatorial chemistry to identify and develop drug targets and antibacterial compounds to fight important bacterial infections.

      Some bacteria causing various infectious diseases are resistant to multiple antibiotics and the number of antibiotic-resistant bacteria is continuing to increase. The economic and human costs of antibiotic resistance continue to rise. Mortality and hospital length of stay are at least doubled for resistant strains of these pathogens. AntexPharma’s drug discovery programs are focused on pathogens that have increasing resistance to the currently available antibiotics.

      The Company is seeking compounds having activity that kill or reduce the virulence for either a specific bacterium and/or a broad range of bacteria, particularly hospital-acquired (nosocomial) infections. Major nosocomial pathogens include Staphylococcus aureus, Streptococcus, Enterococci, Pseudomonas, Mycobacteria and Enterobacter including Escherichia coli and Klebsiella. Antex’s current specific agent screens include those listed above as well as H. pylori, methicillin-resistant Staphylococci (“MRSA”) and vancomycin-resistant Enterococci (“VRE”).

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

      Streptococci and Enterococci are comprised of four groups of organisms, some of which are normally harmless and some are severely pathogenic. Two of the most severe forms of invasive Streptococci are necrotizing fascitis (“flesh eating”) and the rapidly progressing streptococcal toxic shock syndrome. Since 1989, a rapid increase in the incidence of infection and colonization with VRE has been reported from U.S. hospitals. This increase poses several problems, including the lack of available antimicrobials for treating infections caused by VRE because most VRE are also resistant to multiple drug therapy, and the possibility that the vancomycin resistance genes present in VRE may be transferred to other microorganisms such as Staphylococcus aureus.

      The Company’s therapeutic research and development currently consists of the following drug discovery programs.

     Antibacterials

      Antex scientists designed four core structures of new chemical entities (“NCEs”) which, according to worldwide patent and literature searches, are novel and proprietary to Antex. Patent applications have been filed claiming compositions, uses and processes for their preparation. Based on the scope of the claims, the Company has a proprietary position on approximately 2.5 million compounds per core structure, or 10 million compounds within the four series. Compounds are being synthesized in Antex laboratories and evaluated for activity against a panel of bacteria. All compounds are initially screened for minimal inhibitory concentrations against gram positive and gram negative bacteria, including antibiotic sensitive and resistance strains. Several compounds have been identified as active specifically against Helicobacter pylori and are being pursued as specific agent antibacterials. In addition to these compounds, Antex is evaluating other core structures for potential development; several have been identified as active against a broad range of bacteria.

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

      Access to diverse molecular libraries for screening against targets is important for drug discovery. The Company is committed to developing its own library and will seek collaborative partners to provide additional libraries that support the screening process.

      In September 2000, the Company obtained a worldwide, exclusive license from the University of Maryland to develop, produce and market new antibiotic peptides, distinct from currently marketed antibiotics, to conquer antibiotic-resistant bacteria. These new antibiotic peptides have been shown to kill a broad spectrum of disease-causing bacteria, including the major resistant nosocomial pathogens MRSA, VRE, Streptococcus, Pseudomonas, Escherichia coli, and Klebsiella. Under the terms of the cancelable agreement, Antex will be responsible for preclinical and clinical development of these new antibiotics, and the University of Maryland will be entitled to receive milestone and royalty payments following successful completion of clinical trials and commercialization, respectively.

     Modulators

      Disease is typically caused by bacterial products and destruction of the host tissues. The bacterial gene products causing this damage are involved in bacterial virulence and pathogenicity and are conserved among pathogenic bacteria. The Company believes that modulators or inhibitors of these bacterial virulence functions should be broadly acting and detrimental to the bacteria, thereby affecting its disease causing ability.

      The Company’s NST technology is targeted to the genomic elements underlying bacterial pathogenesis and virulence. The Company has developed biochemical, molecular and genetic procedures to identify pathogenesis targets ex vivo and in animal models. These methods can be used to identify modulators of pathogenesis and virulence factors in an in vitro/ex vivo environment that are clinically relevant. Modulation of pathogenesis and virulence factors is a novel approach to the prevention and treatment of bacterial diseases. Anti-pathogenesis and anti-virulence modulators resulting from signal transduction potentially offer advantages over traditional antibiotic therapy.

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

     Respiratory Therapeutics

      In August 2000, the Company obtained worldwide exclusive rights from the University of Maryland for new peptides intended to treat serious symptoms related to lung disorders by suppressing the harmful overproduction of mucus caused by many lung diseases. Many lung disorders, including chronic bronchitis, asthma, cystic fibrosis and bronchiectasis result in over-secretion of airway mucus and are exacerbated by bacterial infection. Mucus is normally excreted in small amounts by cells lining the airways of the lung and plays an important role in host defense against inhaled particles, including bacteria and viruses. Over-secretion (hypersecretion) of this mucus is a serious, often fatal, problem because it clogs airways making it difficult and sometimes impossible to breathe. Currently no drug is available to specifically control this mucus hypersecretion. Under the terms of this cancelable agreement, Antex will be responsible for preclinical and clinical development of these peptides, and the University of Maryland will be entitled to receive royalty payments upon commercialization. This collaboration is being supported by the Maryland Industrial Partnerships program.

Technology Overview

  General

      Early research focused on identifying carbohydrates, proteins and lipids that acted as host receptors recognized by bacteria, and the particular bacterial adhesin proteins that bound these receptors. The methods developed and the tools identified through this research were the foundation of the Company’s proprietary platform technology, ART (Antigen Receptor Technology). Later, Antex scientists discovered that adding components identified in mucus and other natural environmental signals to laboratory cultures effected certain changes in laboratory grown bacteria. Methods were developed to analyze virulence properties of many bacteria and to determine critical environmental signals that affected the virulence expression in these bacteria. This research led to the development of the Company’s second platform technology called NST (Nutriment Signal Transduction). The Company is capitalizing on the explosion of genomics information by integrating its NST and ART technologies with its strong capabilities in functional genomics to identify and produce recombinant proteins for vaccine and drug discovery. The Company has also developed the VEP (Virulence Expression Profiling) platform, the application of genomic expression profiling and functional genomics to identify and characterize disease-specific proteins (proteomics), which should facilitate the development of novel preventive and therapeutic products. Virulence factors and disease-related proteins that have not previously been characterized may be identified among a broad range of bacteria. Optimal vaccine antigens may be identified from among these proteins, as well as targets for therapeutic intervention using existing or newly synthesized small molecules to inhibit protein activity or expression. The Company may also identify bacterial proteins that are homologous with proteins found in humans, with the intent of facilitating the identification of potential drug targets to prevent or treat autoimmune and inflammatory diseases such as rheumatoid arthritis, diabetes, and inflammatory bowel disease.

     ART (Antigen Receptor Technology)

      Carbohydrates and lipids have a variety of functions within the human or animal (collectively “mammalian”) body. They serve as receptors of natural chemical signals such as hormones and neurotransmittors; as reservoirs of nutritional energy. Others function in cell to cell adhesion and communication, and some lipids make up the architecture of the plasma membranes of individual mammalian cells. These particular cell membrane lipids were once thought to function only to maintain the shape and integrity of cells and to serve as a barrier between extracellular and intracellular environments. However, discoveries by the Company’s scientists and collaborators have revealed that certain carbohydrates, lipids and some proteins (i.e., glycolipids and phospholipids) within mammalian (“host”) cells play a major role in the pathogenesis of infection by serving as receptors for bacterial attachment and as nutrients for growth of bacteria.

      Generally, the first step in the process of microbial infection is the attachment of microbes to the surface of host cells through a binding process known as adhesion. The Company has developed a proprietary platform technology, ART, to study the precise molecular events that underlie microbial adhesion to host cell receptors. Much like a lock and key, adhesins (the “key”), which are surface proteins on the outer membrane or cell wall of microbes recognize only particular molecular conformations and bind to specific, complementary receptors (the “lock”) on the host cell surface. The Company believes that certain microbial adhesins may be critical elements in providing a microbe access to the host cell by attaching to the corresponding protein, carbohydrate or lipid receptor, thereby facilitating the colonization (i.e., growth) and subsequent infection of the microbes. The tools and reagents of ART technology are used by the Company to develop products that interfere with the interactions of bacterial attachment. These products include vaccines, particularly subunit adhesin vaccines, novel therapeutics including receptor-antibiotic conjugate drugs and soluble receptors, and diagnostics.

      To date, using ART the Company’s scientists have identified the molecular structure of host cell receptors, including carbohydrates, lipids and proteins, for more than 60 microbes or microbial toxins. Once the receptor is identified, the Company then uses it as a tool to identify and purify the corresponding microbial adhesin. Sufficient quantities of the adhesins are produced for preclinical and clinical testing either by isolating the “native” protein from the original microbe or by producing a “recombinant” protein in another microbe.

      One of the most difficult problems inherent in vaccine development is that microbes of the same species often exhibit strain-to-strain diversity with respect to the types of antigens on their surfaces. With such diversity in the composition of microbes of the same species, the effect of some vaccines targeted to a single strain of the microbe may be limited. The Company believes its proprietary ART may aid in circumventing the problems posed by strain diversity and antigen variations within strains. The Company has discovered that some adhesins that occur on the outer membrane or cell wall of certain species of microbes are the same throughout various strains within a given species. In effect, the adhesins are “conserved”. Based on data from preclinical animal models, the Company believes that vaccines aimed at stimulating the production of antibodies against these highly conserved proteins (adhesins) should be effective in providing immunity to a wide variety of strains of a given species.

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

     NST (Nutriment Signal Transduction)

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

      Moreover, Antex has discovered that the in vitro antibiotic sensitivity of these “biological mimics” may be more similar to that of bacteria within an infected host than conventionally grown bacteria. Because the profile of antibiotic susceptibility or resistance of NST-bacteria may be more closely related to the in vivo sensitivity of bacteria, the identification of novel antibiotics should be facilitated through the use of NST grown bacteria. Antex has discovered that some of the newly expressed virulence factors of NST-bacteria are metabolic proteins, which may be novel targets for drug discovery and development of novel antibacterial compounds. Therefore, NST also provides a platform to investigate and develop novel substances to down regulate, or modify, the growth and/or virulence of pathogenic bacteria or kill virulent bacteria.

     VEP (Virulence Expression Profiling)

      Antex’s VEP technology will combine NST together with genomic expression profiling in an effort to identify genes required for virulence and disease manifestation. The application of this technology should enhance product discovery and development. The search for antimicrobial drug targets has traditionally followed the path of random screening. Crude natural products and/or small molecule libraries were screened in vitro for antibacterial activity using broad panels of clinically relevant bacteria. Biochemical and genetic approaches were then employed to define the impaired physiological functions. Once the protein target had been defined and characterized, the target would be used as a rapid screening tool to identify more potent and therapeutically acceptable analogues among collections of structurally diverse small molecules.

      While this traditional approach has lead to the identification of several major drug targets, the process is limited by a biased understanding of bacterial physiology. Essentially all of the knowledge concerning bacterial physiology, and the genes related to these processes, has been derived through the study of organisms grown by standard laboratory cultivation methodologies. Low recovery of cell mass and the presence of contaminating host material has hindered the physiological analysis of pathogenic microbes recovered directly from host tissues. As a result, the understanding of metabolic processes and functions necessary for in vivo survival, in vivo persistence, and the proteins that are required for infection and manifestation of disease is incomplete.

      Over the last four years, the complete genome sequences of more than twenty-one microbes have been publicly reported including E. coli, the most comprehensively studied microbial organism. The emergence of DNA microarray technology now provides a means to simultaneously measure mRNA expression from all genes in the genome at single locus resolution. Bacterial gene expression on a global level is now being studied at both the qualitative (which genes are being expressed) and quantitative (transcript modulation) levels. This comparative process, genomic expression profiling, may identify novel virulence factors and virulence-associated functions.

      NST bacteria along with conventionally grown bacteria can be used as sources of RNA/cDNA to probe genomic microarrays. The difference in global gene expression patterns between NST-cultivated and conventionally grown organisms should allow the identification of genes that encode unknown and unexploited proteins involved in the production and assembly of virulence factors. Antex’s VEP technology should enable the identification of genes encoding new virulence factors and permit the identification of microbial genes required for in vivo persistence and disease manifestation.

      These technology platforms address key elements of discovery and development of new vaccines and therapies for prevention and treatment of bacterial diseases. They differentiate Antex from its competitors and are the core of a strong proprietary position for product development.

Collaborative Research and Development Projects

  Respiratory Infections

      Middle ear infections (otitis media) are the most frequent reason children visit doctors, and the most common cause of hearing loss in children. Eighty percent of all children will have at least one episode of otitis media and over $2 billion is spent annually for the care of otitis media in the U.S. Bacteria are a common cause of otitis media. In addition to Streptococcus pneumoniae, two of these bacteria are Haemophilus (“H.”) influenzae (nontypeable) and Moraxella (“M.”) catarrhalis. The current treatment of choice for otitis media is antibiotic therapy. However, because of the increase in the incidence of antibiotic resistant strains of these bacteria and the costs associated with the treatment of this disease, Antex and other companies are seeking to develop vaccines to prevent viral and bacterial infections that may lead to otitis media. The first such vaccine to prevent a range of serotypes of Streptococcus pneumoniae, was approved in the U.S. in 2000 for use in infants and children.

      The Pittsburgh Otitis Media Research Center estimates that H. influenzae nontypeable is present in over 25% of otitis media infections. The Company has identified an adhesin, Hin47, of H. influenzae and has successfully cloned the gene for production of the recombinant adhesin. This adhesin is extremely conserved in H. influenzae.

      In 1994, the Company entered into a license agreement with Aventis Pasteur under which the Company granted to Aventis Pasteur an exclusive worldwide license, other than in the Asia-Pacific region, to develop, manufacture and sell one or more vaccines based on the Company’s proprietary H. influenzae Hin47 protein. Aventis Pasteur is evaluating this vaccine in human clinical studies and has completed Phase I studies that showed the vaccine is safe and generates an immune response in healthy adults, adolescents and infants. The Company has received three milestone payments in accordance with the agreement. See “Collaborative Agreements.”

      Pneumonia is the fifth leading cause of death in the U.S., with approximately 2.5 million cases occurring in the U.S. annually. In addition to otitis media, H. influenzae nontypeable and M. catarrhalis are causative agents for acute pneumonia in adults, particularly the elderly. The Company has identified two proprietary outer membrane proteins from M. catarrhalis for development of potential subunit vaccines. The Company has produced one lot of each of the two subunit proteins under FDA Good Manufacturing Practices. These M. catarrhalis antigens for use as human vaccines have been licensed to GlaxoSmithKline, which is responsible for further development and possible commercialization of these vaccines. See “Collaborative Agreements.”

      Bacterial meningitis is a serious infection involving the membranes surrounding the brain and spinal cord. and complications can be serious, including brain damage and a high incidence of death (greater than 15% even with antibiotic therapy). Three of the most common infectious agents that cause bacterial meningitis include H. influenzae (Type B and nontypeable), M. catarrhalis and N. meningitidis. N. meningitidis is a respiratory pathogen that causes invasive meningococcal infections primarily in children younger than 5 years of age and travelers to countries recognized to have epidemic disease.

      Currently available vaccines provide protection against specific serogroups of N. meningitidis. The Company, using both ART and NST, has identified novel adhesins to develop a subunit vaccine that may provide protection across the major serogroups of N. meningitidis.

      These potential vaccine products for use in humans have been licensed to GlaxoSmithKline for further development and possible commercialization. The Company may enter into other collaborations regarding these and other potential products for uses other than as human vaccines. See “Collaborative Agreements.”

Collaborative Agreements

      In 1994, the Company entered into a technology license agreement with Aventis Pasteur, whereby the Company granted an exclusive license to develop, produce and market any product using the Company’s H. influenzae nontypeable Hin47 protein in all countries other than those in the Asia-Pacific region, as defined. Under the license agreement, Aventis Pasteur must use commercially reasonable efforts to develop a marketable product. However, at its option and for good cause, Aventis Pasteur may cease development upon 6 months’ prior written notice to the Company and upon payment of all amounts due to the Company through the termination date, at which time the licensed technology reverts to the Company. The Company earned a license fee in 1994 and is entitled to milestone payments based on the licensee’s performance or the passage of time. Three such milestone payments were earned in 1995, 1997 and 1998, respectively. Upon commercialization, Aventis Pasteur is obligated to pay a guaranteed minimum annual royalty to the Company on sales of any product incorporating the Company’s technology. In 1999, the Company renegotiated certain terms of this agreement regarding the timing and amount of certain milestone payments. The licensee completed a Phase IA clinical trial in adults in 1997, a Phase IB clinical trial in children in 1998 and a Phase IC in 1999 in infants, which evaluated the safety and immunogenicity of the vaccine. Plans for continuing the clinical development of this vaccine are underway.

      In 1994, the Company entered into a CRADA with the United States Navy, whereby the Company granted Government Purpose License Rights to its Campylobacter vaccine technology. In exchange for the rights granted, the United States Navy agreed to conduct and fund the costs involved in Phase I, II and III clinical trials for the vaccine, subject to the availability of required funds. The Company retained all commercial rights to develop, produce and market any product involving its proprietary Campylobacter technology. Either party may terminate the CRADA upon thirty days written notice. Two Phase I trials and two Phase II trials have been completed. In 2000, the CRADA was extended to 2005.

      In 1996, the Company entered into definitive agreements with SmithKline Beecham Corporation and SmithKline Beecham Biologicals Manufacturing s.a. (“SmithKline”) which established a corporate joint venture, MicroCarb Human Vaccines Inc. (“MCHV”), to develop and commercialize human bacterial vaccines utilizing the Company’s proprietary technologies.

      Effective September 1, 1999, the agreements were terminated and/or amended and the Company entered into an Omnibus Agreement with SmithKline Beecham plc and SmithKline Beecham Biologicals Manufacturing s.a. (now “GlaxoSmithKline” or “GSK”) and MCHV. Under the provisions of the Omnibus Agreement and several related documents, the following occurred: GSK’s equity interest in MCHV was converted into 719,052 (pre-split 3,595,264) shares of the Company’s common stock and MCHV was merged into the Company; a new license agreement was executed; and the Company granted an amended and restated warrant to GSK. GSK subsequently exercised the warrant on a cashless basis in 2000.

      The new license agreement covers prophylactic and/or therapeutic vaccines for certain designated infectious diseases and provides for the reversion to the Company of all other technology rights previously licensed to SmithKline. The terms of the license agreement provide for the following: funding for research and development of $1,333,334 for the period July 1, 1999 to December 31, 1999 with GSK having the option to provide annual funding of research and development activities in the future; milestone payments and royalties; and, subject to mutual agreement in the future, the reimbursement by GSK of expenses incurred by the Company for production lots of vaccines, the conduct of clinical trials, and the prosecution and maintenance of the Company’s patents and patent applications pertaining to the licensed technology. As further stipulated in the agreement, GSK will be responsible for conducting clinical trials, manufacturing, and sales and distribution for the licensed vaccines.

      The Company may continue to grant licenses to certain of its proprietary technologies, reagents, and vaccine and therapeutic products in exchange for license fees, royalty payments and other compensation. The

Company anticipates seeking such arrangements with respect to technologies that it is unwilling or unable to pursue on its own.

Strategy for Commercial Development

      Antex seeks to develop and commercialize vaccine, antibiotic, and other products to maximize long-term revenue and profitability. This effort must balance internal product development with licensing of product candidates and access to platform technologies to provide interim financial support via upfront, development milestone and royalty payments. In addition to the previously negotiated product candidate licensing agreements with GlaxoSmithKline and Aventis Pasteur, the Company will consider opportunities to license additional product candidates on a case-by-case basis. With the planned initiation of the VEP effort in 2001, the Company will actively pursue collaborations with commercial and academic organizations to provide access to this technology and the data produced.

      In 1998, the Company established AntexPharma to research and develop novel therapeutic alternatives to address the unmet clinical needs of antibiotic resistance and newly emerging diseases. AntexPharma seeks to license and/or acquire additional technologies, suitable later stage development candidates, and products to further the Company’s objectives. AntexPharma also pursues strategic alliance and financing opportunities related to therapeutic products.

      All of the Company’s proposed products are in discovery, research, preclinical or clinical development. The Campylobacter vaccine, CAMPYVAX, is scheduled to be in a third Phase II clinical trial in 2001, with two Phase I clinical trials and two Phase II trials having been completed. A vaccine for H. pylori, HELIVAX, has completed a Phase IA clinical trial, with a Phase IB to be completed in early 2001, and the Company intends to initiate a Phase II clinical trial in 2001. Further, the Company plans to initiate Phase I clinical trials involving its Shigella and Chlamydia trachomatis vaccines and its lead antibiotic compound in 2001 and 2002. All potential vaccine and therapeutic products will require substantial additional research and development, preclinical testing, clinical trials and/or regulatory approvals from the appropriate governmental agencies prior to commercialization. See “Government Regulation.” The process from research to marketing requires significant expenditures over a number of years.

      The Company’s long term objective is to manufacture and market certain of its products and to rely on independent third parties for the manufacture and marketing of certain other of its products or for certain geographic regions. For certain products under development, the Company may seek to enter into development and marketing agreements which grant certain rights to its corporate partners in return for royalties to be received on sales, if any. No assurances can be given that the Company will enter into any such agreements on acceptable terms or that such future partners will be successful in commercializing products.

Production Facility

      The Company contracts for the services of a FDA-approved pilot plant. This facility has been used for the production of the Company’s Campylobacter, H. pylori, and Shigella inactivated whole cell preparations for clinical trial purposes and for the Company’s M. catarrhalis subunit vaccine. The pilot plant was established and operates in compliance with the FDA’s current Good Manufacturing Practices (cGMP). See “Government Regulation.” The Company anticipates that it will produce pilot and clinical trial lots of its other proposed vaccines at this or another third-party pilot facility.

Product Liability Insurance

      The testing, marketing and sale of human health care products entail an inherent risk of allegations of product liability, and there can be no assurance that product liability claims will not be asserted against the Company. The Company has obtained product liability insurance for its current clinical trial. There can be no assurance that the Company will be able to maintain or increase its insurance coverage in the future on acceptable terms or that any claims against the Company will not exceed the amount of such coverage.

Government Regulation

      The production and marketing of the Company’s products and its research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, vaccines, drugs and certain diagnostic products are subject to FDA review of safety and efficacy. The Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of such products. Noncompliance with applicable requirements can result in criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, refusal of the government to approve Biological License Applications (“BLAs”), Product License Applications (“PLAs”), New Drug Applications (“NDAs”) or refusal to allow the Company to enter into supply contracts. The FDA also has the authority to revoke product licenses and establishment licenses previously granted.

      In order to obtain FDA approval to market a new biological or pharmaceutical product, the Company or its licensees must submit proof of product safety, purity, potency and efficacy, and reliable manufacturing capability, which will require the Company or its licensees to conduct extensive laboratory, preclinical and clinical tests. This testing, as well as preparation and processing of necessary applications, is expensive, time-consuming and often takes several years to complete. There is no assurance that the FDA will act favorably in making such reviews. The Company or its licensees may encounter significant difficulties or costs in their efforts to obtain FDA approvals, which could delay or preclude the Company or its licensees from marketing any products that it may develop. The FDA may also require postmarketing testing and surveillance to monitor the effects of marketed products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if problems occur following initial marketing, such as, compliance with regulatory standards is not maintained. With respect to patented products or technologies, delays imposed by governmental marketing approval processes may materially reduce the period during which the Company or its licensees will have the exclusive right to exploit patented products or technologies. See “Patents and Other Rights.” Refusals or delays in the regulatory process in one country may make it more difficult and time consuming for the Company or its licensees to obtain marketing approvals in other countries.

      The FDA approval process for a new biological or pharmaceutical drug involves completion of preclinical studies and the submission of the results of these studies to the FDA in an IND, which must be approved before human clinical trials may be conducted. The results of preclinical and clinical studies on biological or pharmaceutical drugs are submitted to the FDA in the form of a BLA, PLA or NDA for product approval to commence commercial sales. In responding to a BLA, PLA or NDA, the FDA may require additional testing or information, or may deny the application. In addition to obtaining FDA approval for each biological or chemical product, an Establishment License Application (“ELA”) must be filed and the FDA must inspect and license the manufacturing facilities for each product. Product sales may commence only when both BLA/ PLA/ NDA and ELA are approved.

      In certain instances in which a treatment for a rare disease or condition is concerned, the manufacturer may request the FDA to grant the drug product Orphan Drug status for a particular use. In this event, the developer of the drug may request grants from the government to defray the costs of certain expenses related to the clinical testing of such drug and be entitled to marketing exclusivity and certain tax credits. The Company or its licensees may seek Orphan Drug designation in the future for proposed products. If these products are the first such products approved, the Company or its licensees may be entitled to seven year marketing exclusivity in the U.S. for these products once regulatory approval has been obtained. The seven year period of exclusivity applies only to the particular drug for the rare disease or condition for which the FDA has designated the product an Orphan Drug. Therefore, another manufacturer could obtain approval of the same drug for an indication other than the Company’s or could seek Orphan Drug status for a different drug for the same indication.

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

      The Company is also subject to regulation by the Occupational Safety and Health Administration (“OSHA”) and the Environmental Protection Agency (“EPA”) and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. The Company believes that it is in compliance with regulations regarding the disposal of its biological, radioactive and chemical waste. The Company voluntarily complies with NIH guidelines regarding research involving recombinant DNA molecules. Such guidelines, among other things, restrict or prohibit certain recombinant DNA experiments and establish levels of biological and physical containment that must be met for various types of research.

      INDs for the Campylobacter and H. pylori vaccines have been filed with, and the applications were accepted by, the FDA. The Company has entered into, and anticipates that it may in the future enter into, joint ventures, licensing or similar collaborative arrangements with one or more companies that will assume the costs and responsibility for clinical testing and for FDA and comparable foreign regulatory approval of any product which the Company may have in development. See “Strategy for Commercial Development.” To the extent that the Company is unable to enter into such arrangements or to raise additional capital, it may not have the resources to complete the regulatory approval process for such products.

Patents and Other Rights

      The Company hold rights to 28 allowed or issued U.S. patents and more than 100 allowed or issued international patents. Currently there are 11 pending patent applications in the United States, with corresponding international patent applications. The patents and patent applications relate to proteins, their corresponding genes and uses thereof, new chemical entities and to the Company’s ART and NST technologies. Collectively, the patents and patent applications include composition claims for anti-infective agents, enhanced bacteria, receptors and their corresponding adhesins or toxins, method of use claims for the use of these compositions, for vaccines and for other antimicrobial products.

      Two of the issued patents and their corresponding foreign patent applications, are co-owned with other entities. The Company holds exclusive rights to a U.S. patent covering one of its targets for antibiotic discovery, and holds a non-exclusive license to 7 U.S. patents related to carbohydrate receptors for microorganisms. The Company has made initial payments to the licensors, and royalty payments must be made if the Company markets products or services incorporating the licensed technologies.

      There can be no assurance that the Company’s pending patent applications will result in issued patents, that any of its issued patents will afford protection against a competitor, or that any patents issued or licensed to the Company could not be challenged, invalidated or circumvented by others. Further, the patent position worldwide of biotechnology firms generally is highly uncertain, involving complex legal and factual questions. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months or even years, the Company cannot be certain that others have not filed patent applications directed toward inventions covered by its pending patent applications or that it was the first to file patent applications on such inventions. There can also be no assurance that any application of the Company’s technologies will not infringe patents or proprietary rights of others or that licenses that might be required for the Company’s processes or products would be available on reasonable terms. Furthermore, there can be no assurance that challenges will not be instituted against the validity or enforceability of any patent owned or licensed by the Company or, if instituted, that such challenges will not be successful or that the Company will have the financial resources to defend against any such challenge. The extent to which the Company or its licensees may be required to obtain licenses under other proprietary rights, the cost and the availability of such licenses are unknown.

      Patent litigation is becoming more widespread in the biotechnology industry. There can be no assurance that others could not bring legal actions against the Company or its licensees for patent infringement. If the Company or its licensees becomes involved in such litigation, it could consume a substantial portion of the

Company’s resources. The Company also may lack the financial resources to defend its patents against infringements by others.

      The Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in U.S. and foreign patent laws. In addition, foreign patents, if obtained, may not provide the level of protection provided by domestic patents.

      The Company’s success depends, in large part, on its ability to obtain patents, maintain trade secrets and operate without infringing on the proprietary rights of third parties. If patents do not issue from present or future patent applications, the Company will likely be subject to greater competition. The Company also relies upon unpatented proprietary technology, and in the future may determine in some cases that its interest would be better served by reliance on trade secrets or confidentiality agreements rather than patents. In such circumstances, no assurance can be made that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to such proprietary technologies or disclose such technologies or that the Company or its licensees can meaningfully protect its rights in such unpatented proprietary technologies.

      The Company requires each of its employees, consultants, and advisors to execute a confidentiality agreement and an invention agreement upon the commencement of an employment or consulting relationship with the Company. The employee agreements generally provide that all inventions conceived by the individual and all confidential or proprietary technology, including information and materials, developed or made known to the individual during the term of the relationship shall be the exclusive property of the Company and shall be kept confidential and not disclosed to third parties except under specified circumstances. The term of ownership of inventions by consultants and advisors varies depending primarily upon the policies of the academic and other institutions with which the consultants and advisors are associated. The Company has entered into nondisclosure agreements which are intended to protect its confidential information delivered to third parties for research or other purposes. There can be no assurance that these agreements will provide meaningful protection of the Company’s confidential or proprietary technology in the case of unauthorized use or disclosure. Even if others do not gain unauthorized access to the Company’s confidential or proprietary technology, there can be no assurance that others will not independently develop substantially equivalent proprietary technology. In addition, to the extent that strategic partners or consultants apply technological information developed independently by them or others to Company projects or apply Company technology to other projects, disputes may arise as to the ownership of proprietary rights to such technology.

Competition

      In its efforts to discover and develop new vaccines, antibiotics, and other therapeutics, the Company competes against a large number of companies, including large multinational pharmaceutical companies and smaller biotechnology companies, that are actively engaged in similar discovery and development efforts. All of the large multinational pharmaceutical companies and many of the other biotechnology companies have substantially greater financial and other resources, more extensive experience in conducting clinical testing and obtaining regulatory approvals for their products, greater operating experience, larger research, development and marketing staffs, and greater production capabilities than those of the Company.

      A few of the large multinational pharmaceutical companies and numerous biotechnology companies are engaged in vaccine discovery and development efforts.

•	The Company believes that Acambis, Aventis Pasteur, Chiron, and Commonwealth Serum Labs of Australia are engaged in efforts to develop vaccines against Helicobacter pylori, the bacteria targeted by its HELIVAX vaccine.

•	To the Company’s knowledge, its CAMPYVAX vaccine is the only vaccine in clinical trials for the prevention of gastrointestinal disease, including diarrhea, caused by Campylobacter.

•	While other companies such as Acambis, are engaged in the development of vaccines separately targeted to Shigella and enterotoxigenic E. coli, the Company is not aware of any other company that has under development a multivalent vaccine similar to its ACTIVAX vaccine.

•	The Company believes that Aventis Pasteur, GlaxoSmithKline, and the Wyeth-Lederle Vaccines Division of American Home Products are engaged in efforts to develop vaccines against Chlamydia trachomatis, the bacteria targeted by its TRACVAX vaccine. The Company is not aware that any of these potentially competing products has entered clinical trials.

      Numerous other companies also may be engaged in discovery and development efforts with regard to the vaccine products that the Company has under development that are not publicly known. Any of these competitors may succeed in developing products that are more effective or less costly than the products that the Company is seeking to develop.

      Virtually all of the large multinational pharmaceutical companies and many smaller biotechnology companies also are engaged in new antibiotic discovery and development efforts. These new products are at various stages in the research and development and clinical testing process.

      To the extent the Company has exclusively licensed to other parties applications of the technology to address potential alternatives for treatment of certain infectious diseases, such alternatives are no longer available to the Company, thereby impacting the Company’s ability to compete in the market for certain therapies for infectious diseases.

      The Company expects products approved for sale to compete primarily on the basis of product efficacy, safety, reliability, and patent position. Certain of the infectious diseases that the Company has chosen to target for its research and development efforts are currently being treated with therapies that have varying degrees of success. Accordingly, the success of the Company will be dependent upon the acceptance of a developed product by the medical community as a preferable method of prevention and/or treatment which in turn will depend upon the marketing and education efforts made by or on behalf of the Company. In addition, the first pharmaceutical product to reach the market in a therapeutic or preventive area is often at a significant competitive advantage relative to later entrants to the market. The Company’s competitive position also will depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, obtain patent protection and have its licensees be successful at implementing production and marketing plans.

Employees and Contract Personnel

      At December 31, 2000, the Company had 25 full-time employees and 3 contract personnel, of which 21 were in research and development. Of these personnel, 12 hold Ph.D. degrees. None of the employees is represented by a labor union. The Company considers its employee relations to be good.

Item 2.  Description of Property

      The Company leases approximately 24,000 square feet of laboratory and office space in Gaithersburg, Maryland, pursuant to a ten-year lease entered into in December 1998 which extended the term and expanded the space under its expiring lease. The lease provides for 2001 annual rent of approximately $685,000, with specified annual increases. In addition, the lease requires the Company to pay its pro-rata share of building operating expenses and administrative charges estimated at approximately $195,000 for 2001. The facility is equipped as a state-of-the-art biotechnology research facility. The Company believes that its space will provide facilities sufficient for the Company’s planned activities for at least the next twelve months, with the exception of the need for an animal facility and a pilot plant. The Company currently contracts for these services from existing facilities and intends to continue to do so for the foreseeable future.

Item 3.  Legal Proceedings

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      None

PART II

Item  5.  Market for Common Equity and Related Stockholder Matters

Price Range of Common Stock

      The common stock, par value $.01, of the Company (“Common Stock”) was quoted on the OTC Bulletin Board until August 24, 2000 when the Common Stock began trading on the American Stock Exchange (“AMEX”) under its symbol ANX. The range of high and low closing bid prices for the Common Stock for the year ended December 31, 1999 and the period January 1, 2000 through August 23, 2000 as reported by the OTC Bulletin Board is presented below. Such quotations reflect interdealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. The range of high and low closing sale prices for the Common Stock for the period from August 24, 2000 through December 31, 2000 are as reported by AMEX. Prices for periods prior to July 20, 2000 have been adjusted to reflect the Company’s one-for-five reverse stock split that was effective the close of business on July 19, 2000.

	High		Low

2000

1st Quarter	29	27/32	2	45/64

2nd Quarter	13	3/4	5	5/16

3rd Quarter	8	3/4	3	5/8

4th Quarter	4		1	3/4

1999

1st Quarter	4	1/16	1	51/64

2nd Quarter	2	11/32	1	13/32

3rd Quarter	2	11/32	1	3/32

4th Quarter	3	1/8	1	7/8

      As of March 1, 2001, there were approximately 250 holders of record of the Common Stock.

Dividend Policy

      The Company has not paid dividends on its Common Stock and does not anticipate that any cash dividends will be paid in the foreseeable future.

Item  6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The Company commenced operations in August 1991.

      In 1996, the Company executed definitive agreements with SmithKline Beecham (now “GlaxoSmithKline”) which established a corporate joint venture, MicroCarb Human Vaccines Inc., to develop and commercialize human bacterial vaccines utilizing the Company’s proprietary technologies. Effective September 1, 1999, these agreements were terminated and/or amended and new definitive agreements were entered into to develop and commercialize related human bacterial vaccines (see Note 7 to the financial statements).

      The Company’s strategic alliances with GlaxoSmithKline and Aventis Pasteur are consistent with one aspect of the Company’s overall strategy which, since its inception, has been to establish strategic partnerships and to focus on researching technologies with the goal of developing and marketing new products to prevent and treat infections and related diseases. The Company is operating as a development stage enterprise.

Results of Operations

      Revenues for 2000 totaled $349,612 and included $177,014 of reimbursable patent expenses pursuant to the GlaxoSmithKline strategic alliance and $156,598 from Small Business Technology Transfer contracts.

      Revenues for 1999 totaled $2,620,337 consisting of human bacterial vaccine research and development support of $1,970,744 and reimbursable expenses incurred of $549,594 pursuant to the strategic alliance with

GlaxoSmithKline, a $50,000 material transfer fee and $49,999 from a Small Business Technology Transfer contract.

      The decreases in human bacterial vaccine research and development support and reimbursable expenses were due to a substantial reduction in the services requested by GlaxoSmithKline and a reduction in reimbursable patent expenses.

      Research and development expenses in 2000 increased $393,538, or 8.6%, to $4,988,913 in comparison to $4,595,375 in 1999. The increase resulted from the costs associated with conducting the Helicobacter pylori vaccine Phase IB clinical trial and from increases in facility costs and personnel-related expenditures. The total increase in research and development expenses was reduced in part by the nonrecurrence of a non-cash charge in 1999 of $502,540 attributable to the issuance of a warrant to GlaxoSmithKline.

      General and administrative expenses in 2000 increased $774,548, or 47.2%, to $2,414,808 in comparison to $1,640,260 in 1999. The increase is attributable primarily to increases in investor relations efforts, personnel-related expenses and facility costs, offset in part by decreases in patent and general legal fees.

      The increase in interest income in 2000 in comparison to 1999 reflects the increase in cash available for investing resulting from the March 2000 equity financing.

      The non-cash dividend accretion expense of $2,327,500 in 2000 was attributable to the beneficial conversion feature of the Series A Convertible Preferred Stock issued in March 2000.

Liquidity and Capital Resources

      As a development stage company, the Company’s operating activities have been limited primarily to research and development involving its proprietary technologies, and accordingly, have generated limited revenues. The Company is scheduled to receive a $500,000 milestone payment from Aventis Pasteur in the fourth quarter of 2001.

      During 2001, the Company will continue to assess to which human bacterial vaccine projects and therapeutics projects resources will be allocated. The Company anticipates that its research and development expenses related to these projects will be substantial for the foreseeable future. To fund these research and development activities and general and administrative expenses, the Company expects to rely on its current assets and future financings.

      The Company currently plans to increase its total employees and contract personnel from its 2000 year-end total of 28 to approximately 38 by the 2001 year-end, subject to obtaining additional financing. Pursuant to the provisions of its lease, the Company’s minimum lease payments commitment for 2001 is $685,000.

      In order to sustain its research and development programs beyond the first quarter of 2002, as well as to fund its future operations, the Company will continue to seek additional financing. The Company has no lines of credit. In seeking additional funding, the Company continues to examine a range of possible transactions, including: additional strategic alliances; additional equity or debt public offerings and private placements; additional grants and contracts; and research and development funding from third parties. However, there is no assurance that additional funds will be available from these or any other sources or, if available, that the terms on which such funds can be obtained will be acceptable to the Company.

      If the Company is unsuccessful in its efforts to obtain sufficient financing to continue to fund its operations beyond March 2002, the Company will be required to reduce its level of operations. The Company may seek to enter into a business combination transaction that would involve the merger or sale of the Company in order to preserve shareholder value.

New Accounting Standards

      The Financial Accounting Standards Board has issued a new standard. Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, which became effective for years beginning after June 15, 2000, requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes that the effect of adoption of SFAS 133 will not be material to the Company’s financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB No. 101”), Revenue Recognition in Financial Statements, which summarizes certain of the staff’s views on revenue recognition. The Company’s revenue recognition policies are in accordance with SAB No. 101.

Item 7.  Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ANTEX BIOLOGICS INC.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Antex Biologics Inc.
Gaithersburg, Maryland

      We have audited the accompanying consolidated balance sheet of Antex Biologics Inc. (a development stage enterprise) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and the cumulative amounts presented for the period from August 3, 1991 (inception) to December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the Company for the period from August 3, 1991 (inception) to December 31, 1999. The financial statements for the periods from August 3, 1991 (inception) to December 31, 1992 and January 1, 1993 to December 31, 1999 were audited by two other auditors, whose reports, dated February 28, 1993 and March 30, 2000, respectively, expressed unqualified opinions on those statements.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Antex Biologics Inc. and subsidiaries as of December 31, 2000 and the consolidated results of their operations and their consolidated cash flows for the year then ended and the cumulative amounts presented for the period from August 3, 1991 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ RICHARD A. EISNER & COMPANY, LLP

RICHARD A. EISNER & COMPANY, LLP

New York, New York
February 27, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

Antex Biologics Inc.

      In our opinion, the consolidated balance sheet and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Antex Biologics Inc. (a development stage enterprise) and its subsidiaries as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of Antex Biologics Inc. for any period subsequent to December 31, 1999.

/s/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

McLean, Virginia

March 30, 2000

ANTEX BIOLOGICS INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	December 31

	1999	2000

ASSETS

Current assets:

Cash and cash equivalents	$1,706,275	$10,876,186

Accounts and other receivables	104,766	53,332

Prepaid expenses	62,087	96,015

Total current assets	1,873,128	11,025,533

Property and equipment, net	734,051	790,973

Restricted cash	146,600	146,600

Other	27,291	27,291

	$2,781,070	$11,990,397

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$297,171	$453,324

Deferred research and development revenue	558,156	604,756

Deferred gain on equipment	49,590	49,590

Total current liabilities	904,917	1,107,670

Deferred gain on equipment	103,419	53,829

Other	44,701	16,465

Total liabilities	1,053,037	1,177,964

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value; 5,000,000 shares authorized; Series A convertible preferred stock – none and 61,212 shares issued and outstanding	—	612

Common stock, $.01 par value; 95,000,000 shares authorized; 5,891,798 and 10,992,493 shares issued (note 3)	58,918	109,925

Additional paid-in capital	20,147,578	35,476,166

Deficit accumulated during the development stage	(18,478,463)	(24,774,270)

Total stockholders’ equity	1,728,033	10,812,433

	$2,781,070	$11,990,397

The accompanying notes are an integral part of these financial statements

ANTEX BIOLOGICS INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31		August 3, 1991
			(Inception) to
	1999	2000	December 31, 2000

Revenues	$2,620,337	$349,612	$16,931,876

Expenses:

Research and development	4,595,375	4,988,913	27,368,811

General and administrative	1,640,260	2,414,808	14,010,319

Total expenses	6,235,635	7,403,721	41,379,130

Loss from operations	(3,615,298)	(7,054,109)	(24,447,254)

Other income (expense):

Interest income	131,624	758,302	2,093,155

Cost of treasury shares in excess of fair value	—	—	(1,711,814)

Interest expense	—	—	(708,357)

Net loss	(3,483,674)	(6,295,807)	(24,774,270)

Non-cash dividend accretion attributable to beneficial conversion feature	—	(2,327,500)	(2,327,500)

Net loss applicable to common stockholders	$(3,483,674)	$(8,623,307)	$(27,101,770)

Loss per common share:

Basic and diluted	$(0.64)	$(0.90)

Weighted average common shares outstanding:

Basic and diluted	5,413,086	9,536,274

The accompanying notes are an integral part of these financial statements.

ANTEX BIOLOGICS INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For Each of the Years in the Period August 3, 1991 (Inception) to December 31, 2000

						Deficit
	Preferred Stock		Common Stock			Accumulated
					Additional	During the
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Development Stage

Initial capitalization ($.20 per share), as previously reported	—	$—	390,830	$3,908	$74,093	$—

Adjustment to reflect one-for-five reverse split of common shares	—	—	(312,664)	(3,126)	3,126	—

Net loss	—	—	—	—	—	(941,145)

Balance at December 31, 1991	—	—	78,166	782	77,219	(941,145)

Sale of common stock for cash, January 1992 ($23.05 per share)	—	—	8,686	87	199,913	—

Sale of common stock for cash, February 1992 ($34.50 per share)	—	—	23,160	231	799,769	—

Issuance of common stock for services, March 1992 to July 1992 ($10.00 per share)	—	—	—	—	383,014	—

Conversion of notes payable into preferred stock, September 1992 ($22.40 per share)	22,740	227	—	—	508,882	—

Sale of preferred stock for cash, September 1992 ($22.40 per share)	17,866	179	—	—	400,010	—
Issuance of preferred stock upon exercise of warrants, September 1992

($9.60 per share)	9,380	94	—	—	89,906	—

Issuance of common stock for cash ($5.00 per share) and services ($5.00 per share), October 1992	—	—	15,000	150	149,850	—

Conversion of preferred stock into common stock, December 1992	(49,986)	(500)	49,986	500	—	—

Sale of common stock and warrants for cash, December 1992 ($24.18 per unit, net of offering costs of $1,396,893 or $5.82 per unit)	—	—	240,000	2,400	5,800,827	—

Net loss	—	—	—	—	—	(2,415,723)

Balance at December 31, 1992	—	—	414,998	4,150	8,409,390	(3,356,868)

Sale of common stock and warrants for cash, January 1993 ($26.34 per unit, net of offering costs of $131,723 or $3.66 per unit)	—	—	36,000	360	947,917	—

Compensation and consulting expense in connection with options granted	—	—	—	—	64,011	—

Net loss	—	—	—	—	—	(2,725,902)

Balance at December 31, 1993	—	—	450,998	4,510	9,421,318	(6,082,770)

Net loss	—	—	—	—	—	(3,040,032)

Balance at December 31, 1994	—	—	450,998	4,510	9,421,318	(9,122,802)

Sale of common stock and warrants for cash, March and April 1995 ($39,972 per unit, net of offering costs of $706,971 or $10,028 per unit)	—	—	2,014,326	20,143	2,797,887	—

Registration of common stock and warrants, October 1995 ($1,525 per unit)	—	—	—	—	(107,530)	—

Net loss	—	—	—	—	—	(3,131,059)

Balance at December 31, 1995	—	—	2,465,324	24,653	12,111,675	(12,253,861)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Treasury Stock

	Shares	Cost	Total

Initial capitalization ($.20 per share), as previously reported	—	$—	$78,001

Adjustment to reflect one-for-five reverse split of common shares	—	—	—

Net loss	—	—	(941,145)

Balance at December 31, 1991	—	—	(863,144)

Sale of common stock for cash, January 1992 ($23.05 per share)	—	—	200,000

Sale of common stock for cash, February 1992 ($34.50 per share)	—	—	800,000

Issuance of common stock for services, March 1992 to July 1992 ($10.00 per share)	—	—	383,014

Conversion of notes payable into preferred stock, September 1992 ($22.40 per share)	—	—	509,109

Sale of preferred stock for cash, September 1992 ($22.40 per share)	—	—	400,189
Issuance of preferred stock upon exercise of warrants, September 1992

($9.60 per share)	—	—	90,000

Issuance of common stock for cash ($5.00 per share) and services ($5.00 per share), October 1992	—	—	150,000

Conversion of preferred stock into common stock, December 1992	—	—	—

Sale of common stock and warrants for cash, December 1992 ($24.18 per unit, net of offering costs of $1,396,893 or $5.82 per unit)	—	—	5,803,227

Net loss	—	—	(2,415,723)

Balance at December 31, 1992	—	—	5,056,672

Sale of common stock and warrants for cash, January 1993 ($26.34 per unit, net of offering costs of $131,723 or $3.66 per unit)	—	—	948,277

Compensation and consulting expense in connection with options granted	—	—	64,011

Net loss	—	—	(2,725,902)

Balance at December 31, 1993	—	—	3,343,058

Net loss	—	—	(3,040,032)

Balance at December 31, 1994	—	—	303,026

Sale of common stock and warrants for cash, March and April 1995 ($39,972 per unit, net of offering costs of $706,971 or $10,028 per unit)	—	—	2,818,030

Registration of common stock and warrants, October 1995 ($1,525 per unit)	—	—	(107,530)

Net loss	—	—	(3,131,059)

Balance at December 31, 1995	—	—	(117,533)

ANTEX BIOLOGICS INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

For Each of the Years in the Period August 3, 1991 (Inception) to December 31, 2000

						Deficit
	Preferred Stock		Common Stock			Accumulated
					Additional	During the
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Development Stage

Issuance of exchange option, May 1996 ($1.85 per share, net of costs of $351,082)	—	$—	—	$—	$979,166	$—

Issuance of common stock upon exercise of Class B Warrants and stock options, May to August 1996 ($2.50 per share, net of related costs of $214,811)	—	—	2,030,612	20,306	4,841,413	—

Net income	—	—	—	—	—	535,435

Balance at December 31, 1996	—	—	4,495,936	44,959	17,932,254	(11,718,426)

Issuance of common stock upon exercise of stock options, October 1997	—	—	125	1	428	—

Net loss	—	—	—	—	—	(442,676)

Balance at December 31, 1997	—	—	4,496,061	44,960	17,932,682	(12,161,102)

Forfeiture of escrowed shares, May 1998	—	—	(58,332)	(583)	583	—

Cashless exercise of Placement Agent’s unit purchase option, September 1998 ($121,430 per unit)	—	—	1,409,742	14,097	2,981,577	—

Issuance of common stock for services, October 1998 ($1.45 per share)	—	—	10,000	100	14,400	—

Net loss	—	—	—	—	—	(2,833,687)

Balance at December 31, 1998	—	—	5,857,471	58,574	20,929,242	(14,994,789)

Exercise of exchange option, September 1999	—	—	719,053	7,191	(7,191)	—

Issuance of amended and restated warrant, September 1999	—	—	—	—	502,540	—

Cancellation of treasury stock, September 1999	—	—	(684,726)	(6,847)	(1,277,013)	—

Net loss	—	—	—	—	—	(3,483,674)

Balance at December 31, 1999	—	—	5,891,798	58,918	20,147,578	(18,478,463)

Issuance of common stock upon exercise of stock options	—	—	38,081	380	70,513	—

Sale of preferred stock, common stock, and warrants for cash, March 2000 ($3.30 per unit, net of related costs of $312,453)	44,545	445	3,743,573	37,436	14,943,457	—

Consulting expense in connection with warrants issued (April and August 2000)	—	—	—	—	234,760	—

Cashless exercise of SmithKline’s warrant, May 2000 ($1.85 per warrant)	—	—	773,154	7,732	1,422,603	—

Cancellation of treasury stock, July 2000	—	—	(74,113)	(741)	(1,429,594)	—

Issuance of common stock for warrants, August 2000	—	—	620,000	6,200	(6,200)	—

Issuance of preferred stock as compensation in private placement, August 2000	16,667	167	—	—	(167)	—

Compensation expense in connection with options granted	—	—	—	—	93,216	—

Net loss	—	—	—	—	—	(6,295,807)

Balance at December 31, 2000	61,212	$612	10,992,493	$109,925	$35,476,166	$(24,774,270)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Treasury Stock

	Shares	Cost	Total

Issuance of exchange option, May 1996 ($1.85 per share, net of costs of $351,082)	—	$—	$979,166

Issuance of common stock upon exercise of Class B Warrants and stock options, May to August 1996 ($2.50 per share, net of related costs of $214,811)	—	—	4,861,719

Net income	—	—	535,435

Balance at December 31, 1996	—	—	6,258,787

Issuance of common stock upon exercise of stock options, October 1997	—	—	429

Net loss	—	—	(442,676)

Balance at December 31, 1997	—	—	5,816,540

Forfeiture of escrowed shares, May 1998	—	—	—

Cashless exercise of Placement Agent’s unit purchase option, September 1998 ($121,430 per unit)	684,726	(1,283,860)	1,711,814

Issuance of common stock for services, October 1998 ($1.45 per share)	—	—	14,500

Net loss	—	—	(2,833,687)

Balance at December 31, 1998	684,726	(1,283,860)	4,709,167

Exercise of exchange option, September 1999	—	—	—

Issuance of amended and restated warrant, September 1999	—	—	502,540

Cancellation of treasury stock, September 1999	(684,726)	1,283,860	—

Net loss	—	—	(3,483,674)

Balance at December 31, 1999	—	—	1,728,033

Issuance of common stock upon exercise of stock options	—	—	70,893

Sale of preferred stock, common stock, and warrants for cash, March 2000 ($3.30 per unit, net of related costs of $312,453)	—	—	14,981,338

Consulting expense in connection with warrants issued (April and August 2000)	—	—	234,760

Cashless exercise of SmithKline’s warrant, May 2000 ($1.85 per warrant)	74,113	(1,430,335)	—

Cancellation of treasury stock, July 2000	(74,113)	1,430,335	—

Issuance of common stock for warrants, August 2000	—	—	—

Issuance of preferred stock as compensation in private placement, August 2000	—	—	—

Compensation expense in connection with options granted	—	—	93,216

Net loss	—	—	(6,295,807)

Balance at December 31, 2000	—	$—	$10,812,433

The accompanying notes are an integral part of these financial statements.

ANTEX BIOLOGICS INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31		August 3, 1991
			(Inception) to
	1999	2000	December 31, 2000

OPERATING ACTIVITIES

Net loss	$(3,483,674)	$(6,295,807)	$(24,774,270)

Adjustments to reconcile net loss to net cash used in development stage activities:

Depreciation and amortization of property and equipment, net of amortization of deferred gain on sale/leaseback and equipment	128,551	196,724	621,370

Amortization of deferred credits	(30,861)	(28,236)	(471,887)

Expense recorded on cashless exercise of common stock options and warrants	—	—	1,711,814

Writedown of construction in progress	—	—	174,400

Expense recorded on issuance and/or vesting of common stock, warrants and options	502,540	327,976	1,376,150

Changes in operating assets and liabilities:

Accounts and other receivables	(26,515)	51,434	(53,332)

Prepaid expenses	36,602	(33,928)	20,227

Other assets	46,653	—	(27,291)

Accounts payable and accrued expenses	(161,023)	156,153	46,316

Deferred research and development	29,256	46,600	604,756

Due from affiliate	—	—	420,448

Net cash used in development stage activities	(2,958,471)	(5,579,084)	(20,351,299)

INVESTING ACTIVITIES

Purchase of property and equipment	(191,733)	(303,236)	(1,483,325)

Increase in restricted cash	—	—	(146,600)

Net cash used in investing activities	(191,733)	(303,236)	(1,629,925)

FINANCING ACTIVITIES

Net proceeds from sales of common stock and warrants and the exchange option	—	14,981,338	26,587,508

Net proceeds from exercise of warrants and stock options	—	70,893	4,933,041

Proceeds from sale and leaseback agreement	—	—	2,164,792

Principal repayments on sale and leaseback agreement	—	—	(2,164,792)

Proceeds from issuance of notes payable	—	—	500,000

Proceeds from sale of preferred stock	—	—	400,189

Net cash provided by financing activities	—	15,052,231	32,420,738

Net increase (decrease) in cash and cash equivalents	(3,150,204)	9,169,911	10,439,514

Cash and cash equivalents at beginning of period	4,856,479	1,706,275	436,672

Cash and cash equivalents at end of period	$1,706,275	$10,876,186	$10,876,186

Supplemental cash flows disclosures:

Cashless exercise of common stock options and warrants	$—	$1,430,335	$4,426,009

Treasury stock acquired from cashless exercise of common stock options and warrants/(canceled)	$(1,283,860)	$—	$—

Notes payable and accrued interest converted to preferred stock	$—	$—	$509,109

Sale and leaseback of property and equipment	$—	$—	$2,099,175

Capitalized equipment	$50,015	$—	$247,957

Deferred compensation	$(264,920)	$—	$—

Interest paid	$—	$—	$699,248

      In August 2000, the holder of the 6,121,211 Class B Warrants and related entities together holding 1,155,303 Class A Warrants, 2,799,091 Class C warrants, and 2,799,091 Class D Warrants, exercisable in the aggregate to purchase 2,574,939 post-split shares of the Company’s common stock, exchanged the warrants for an aggregate of 620,000 post-split shares of the Company’s common stock.

      The Company issued 16,667 shares of preferred stock as compensation for the March 2000 private placement.

The accompanying notes are an integral part of these financial statements.

ANTEX BIOLOGICS INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business and Financing

Business

      Antex Biologics Inc. (the “Company”) is a biopharmaceutical company committed to developing and marketing new products to prevent and treat infections and related diseases. With respect to its human bacterial vaccine research and development, the Company currently has strategic alliances with GlaxoSmithKline, Aventis Pasteur and the United States Navy.

      Since inception, the Company’s revenues have been generated solely in support of its research and development activities and as of December 31, 2000, the Company’s research and products are not sufficiently developed to enable the Company to generate sufficient revenues on an ongoing basis. As a result, the Company is considered to be in the development stage.

Financing

      In order to develop, manufacture, and market commercial products effectively, the Company will require additional financing until such time that product sales are of sufficient volume to generate positive cash flows from operations. Based on the expected levels of operating and capital expenditures for 2001 and 2002, in order to continue its operations, the Company will require additional sources of cash beyond March 31, 2002. Possible sources of funds are additional strategic alliances, additional equity or debt public offerings and private placements, additional grants and contracts, and research and development funding from third parties.

      While the Company has previously been successful in raising additional capital, there can be no assurance that it will be able to raise sufficient capital to continue its operations beyond March 2002. If the Company is unsuccessful in its efforts to obtain sufficient financing to continue to fund its operations beyond March 2002, the Company will be required to reduce or cease operations. The Company may also seek to enter into a business combination transaction that would involve the merger or sale of the Company in order to preserve shareholder value.

2.  Summary of Significant Accounting Policies

Basis of Consolidation

      The financial statements include the accounts of Antex Biologics Inc. and its wholly-owned subsidiary, Antex Pharma Inc., incorporated in April 1998. The Company’s 73.75% owned subsidiary, MicroCarb Human Vaccines Inc., was merged into the Company in September 1999 (see Note 7). All intercompany transactions have been eliminated.

Cash Equivalents

      The Company considers all short-term, highly liquid investments with a maturity of three months or less on the date of purchase to be cash equivalents. The Company invests its excess cash in a money market fund with a major bank. This fund invests in short-term, high quality debt securities eligible for money market investments. The Company has not had any losses on its cash equivalents.

Property and Equipment

      Property and equipment (including laboratory equipment with alternative uses) acquired are stated at cost and depreciated on a straight-line basis over estimated useful lives of five years. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in operations. Expenditures for maintenance, repairs and minor renewals are charged to operations.

ANTEX BIOLOGICS INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Earnings Per Share

      Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period. The Company did not have any dilutive potential common shares during the years ended December 31, 1999 and 2000; and excluded 2,087,292 and 6,669,873 shares (post-split), respectively, represented by stock options, an exchange option, warrants, and/or convertible preferred stock, from the earnings per share calculation as they are anti-dilutive. In 2000, net loss as reported is applicable to common shareholders and was adjusted for the beneficial conversion feature of the preferred stock in the computation of basic or diluted earnings per share.

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

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB No. 101”), Revenue Recognition in Financial Statements, which summarizes certain of the staff’s

ANTEX BIOLOGICS INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

views on revenue recognition. The Company’s revenue recognition policies are in accordance with SAB No. 101.

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

Concentrations

      All of the Company’s revenues were from three (3) customers in 1999 and 2000.

Reclassifications

      Certain reclassifications were made to the 1999 financial statements to conform to the 2000 presentation.

3.  Reverse Stock Split

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

      The accompanying financial statements have been retroactively restated to reflect the Reverse Stock Split.

4.  Property and Equipment

      Property and equipment consists of the following:

	December 31

	1999	2000

Laboratory equipment	$2,628,206	$2,834,964

Office equipment	169,446	234,748

Leasehold improvements	54,916	54,916

Construction in progress	64,111	53,020

	2,916,679	3,177,648

Accumulated amortization and depreciation	(2,182,628)	(2,386,675)

	$734,051	$790,973

ANTEX BIOLOGICS INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Income Taxes

      Significant components of the net deferred tax asset are as follow:

	December 31

	1999	2000

Deferred tax assets:

Net operating loss carryforwards generated	$6,206,300	$8,585,100

Research and development tax credit carryforwards	226,100	246,100

Other deferred tax assets	459,600	280,200

	6,892,000	9,111,400

Valuation allowance	(6,892,000)	(9,111,400)

Net deferred tax asset	$—	$—

      Management has provided a full valuation allowance against total deferred tax assets as of the balance sheet dates because the Company’s ability to generate sufficient future taxable income is uncertain. The valuation allowance increased by $2,219,400 in 2000.

      As of December 31, 2000, the Company has net operating loss carryforwards of approximately $22,000,000 for federal and state tax reporting purposes which will expire in years 2006 to 2020. Due to certain changes in ownership, including the financing completed in March 2000, the Company’s ability to utilize tax net operating loss carryforwards arising prior to March 2000 is limited.

      The difference between the federal statutory tax rate of 34% and the Company’s tax rate of 0% is primarily due to the increase in the valuation allowance on the deferred tax asset.

6.  Commitments and Contingencies

Lease Obligation

      Effective December 1, 1998, the Company entered into a cancelable operating lease for approximately 24,000 square feet expiring in November 2008, with an option to extend an additional five years, covering its research facilities/office space. The lease provides for a tenant improvement allowance for renovation and expansion; such allowance being repayable as additional rent over the term of the lease and option. The lease requires the Company to pay its pro-rata share of building operating expenses and administrative charges, and provides for an annual increase in the base rent.

      The terms of the lease provide the Company a one-time right to terminate at the forty-eighth month. If the Company elects to terminate and does not relocate to another building owned by the landlord, as defined, then the Company will be required to reimburse the landlord the unamortized balance of the tenant improvement allowance, as defined, (approximately $1,600,000) and the unamortized balance of the broker’s fee (approximately $167,000). Future minimum lease payments, assuming the termination right is exercised and the Company does not relocate to another building owned by the landlord, are as follows:

Year	Amount

2001	$685,000

2002	639,000

2002 Landlord reimbursement	1,767,000

$3,091,000

ANTEX BIOLOGICS INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense was approximately $389,000, $692,000 and $2,650,000 for the years ended December 31, 1999 and 2000 and for the period August 3, 1991 (inception) to December 31, 2000, respectively.

Other

      In the conduct of its research and development activities, the Company is subject to risks associated with the handling of hazardous materials.

7.  Strategic Alliance

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

      Effective September 1, 1999, the agreements were terminated and/or amended and the Company entered into an Omnibus Agreement with SmithKline Beecham plc and SmithKline Beecham Biologicals Manufacturing s.a. (now “GlaxoSmithKline” or “GSK”) and MCHV. Under the provisions of the Omnibus Agreement and several related documents, the following occurred: GSK’s equity interest in MCHV was converted into 719,052 (pre-split 3,595,264) shares of the Company’s common stock and MCHV was merged into the Company; a new license agreement was executed; and the Company granted an amended and restated warrant to GSK to purchase 773,154 (pre-split 3,865,769) shares of common stock at an exercise price of $1.85 (pre-split $.37) per share exercisable on or before September 1, 2003 (the “GSK Warrant”). The issuance of the warrant resulted in the recognition of a noncash expense of $502,540 in 1999, as determined by using the Black-Scholes valuation model.

      The new license agreement covers prophylactic and/or therapeutic vaccines for certain designated infectious diseases and provides for the reversion to the Company of all other technology rights previously licensed to SmithKline. The terms of the license agreement provide for the following: funding for research and development of $1,333,334 for the period July 1, 1999 to December 31, 1999 with GSK having the option to provide annual funding of research and development activities in the future; milestone payments and royalties; and, subject to mutual agreement in the future, the reimbursement by GSK of expenses incurred by the Company for production lots of vaccines, the conduct of clinical trials, and the prosecution and maintenance of the Company’s patents and patent applications pertaining to the licensed technology. As further stipulated in the agreement, GSK will be responsible for conducting clinical trials, manufacturing, and sales and distribution for the licensed vaccines.

      The GSK Warrant also provided that the number of shares of common stock purchasable by GSK would increase by an additional 173,237 (pre-split 866,189) shares, provided that GSK made the scheduled research and development funding payment of $666,667 on or before October 1, 1999. The payment was received

ANTEX BIOLOGICS INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsequent to October 1, 1999, and accordingly, no increase occurred. GSK subsequently notified the Company it disagrees that the delay in receipt of the payment should have negated GSK’s right to the increase. The Company and GSK are in discussions on this matter and the ultimate outcome is unknown.

      In 2000, GSK effected a cashless exercise of the entire amended and restated warrant that was not in dispute, resulting in the issuance to GSK in May 2000 of 699,041 (pre-split 3,495,204) shares of its common stock.

      The Company recognized revenue related to human bacterial vaccine research and development and qualifying reimbursement expenses pursuant to these agreements of $2,520,338, $177,014, and $12,539,118 for the years ended December 31 1999 and 2000, and for the period August 3, 1991 (inception) to December 31, 2000, respectively.

8.  Technology License Agreements

      In 1994, the Company entered into a cancelable technology license agreement with Aventis Pasteur, whereby the Company granted an exclusive license to develop, produce and market any product using the Company’s Haemophilus influenzae nontypeable Hin47 protein in all countries other than those in the Asia-Pacific region, as defined. The Company earned a license fee in 1994 and is entitled to milestone payments based on the licensee’s performance or the passage of time. Three such milestone payments were earned in 1995, 1997 and 1998, respectively. Upon commercialization, the licensee is obligated to pay a guaranteed minimum annual royalty to the Company on sales of any product incorporating the Company’s technology. During 1999, the Company renegotiated certain terms of the agreement pertaining to the timing and amount of certain milestone payments.

      In 1994, the Company entered into a cancelable Cooperative Research and Development Agreement (“CRADA”) with the United States Navy, whereby the Company granted Government Purpose License Rights to its Campylobacter vaccine technology. In exchange for the rights granted, the United States Navy agreed to conduct and fund the costs involved in Phase I, II and III clinical trials for the vaccine, subject to the availability of required funds. The Company retained all commercial rights to develop, produce and market any product involving the Campylobacter technology. In 2000, the CRADA was extended to 2005.

9.  Capital Transactions

Initial Public Offering

      In December 1992/ January 1993, the Company completed an initial public offering of units resulting in gross proceeds of $8,280,000. The units were equivalent to 276,000 shares (post-split) of common stock and an equal number of warrants. In 1997, the warrants related to these units expired.

1995 Private Placement

      In April 1995, the Company completed a private placement of units resulting in gross proceeds to the Company of $3,525,000. The units were equivalent to 2,014,326 shares (post-split) of common stock and an equal number of Class B warrants. The Class B warrants were exercised in their entirety in 1996 resulting in additional gross proceeds to the Company of approximately $5,072,000.

      In connection with the private placement, the Company issued to the Placement Agent a unit purchase option granting the option to purchase the equivalent of 704,871 (post-split) shares of common stock and an equal number of Class B warrants. In June 1998, the Company offered the Placement Agent and its designees the opportunity to exercise the unit purchase option in its entirety on a cashless basis. The offer was subsequently accepted and the Company issued 1,409,742 (post-split) shares of common stock. As considera-

ANTEX BIOLOGICS INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tion for the exercise of the Placement Agent’s unit purchase option, the Company withheld 684,726 (post-split) shares of common stock as treasury shares.

2000 Private Placement

      On March 15, 2000, the Company completed a private placement resulting in gross proceeds to the Company of $15,293,790. Pursuant to the terms of the private placement, the Company offered and sold 3,743,573 (pre-split 18,717,864) A Units and 4,454,545 B Units, in each case at a price of $3.30 (pre-split $0.66) per Unit, on an “as if” converted basis for the B Units, as applicable.

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

      Each B Unit consisted of (i) one-one hundredth (1/100) of a share of Series A Convertible Preferred Stock and (ii) one Class B Warrant. Beginning March 15, 2001 and after giving effect to the Reverse Stock Split, each one-one hundredth (1/100) of a share of preferred stock is convertible, at the option of the holder, into 1/5 of a share of common stock. The preferred stock has no dividend rights, has no voting rights (except as required by law), and is entitled to participate in a dissolution and liquidation of the Company with the holders of common stock on an “as converted” basis. The Class B Warrants were identical to the Class A Warrants, except that the Class B Warrants did not become exercisable until March 15, 2001. Since each B Unit was sold at a price of $3.30 (pre-split $0.66) on an “as if” converted basis when the common stock on March 15, 2000 had a closing bid price of $13.75 (pre-split $2.75), the Series A Convertible Preferred Stock is being accounted for giving effect to its beneficial conversion features. In accordance with this accounting treatment, the Company is recording a preferred stock dividend of $2,940,000 over the one-year period ending March 15, 2001.

      The redemption of the Class A Warrants is contingent upon the effectiveness of a registration statement registering for resale the shares of common stock issuable upon the exercise of the warrants. The Company filed such a registration statement with the Securities and Exchange Commission for this purpose, and is obligated to use its best efforts to have it declared effective.

      In connection with the financing, the Company paid total compensation consisting of: (i) 1,666,666 B Units; (ii) 3,409,091 Class C Warrants, each having a five-year term and exercisable beginning March 15, 2001 to purchase post-split 1/5 of a share of common stock at an exercise price of $0.66 (or $3.30 per share); (iii) 3,409,091 Class D Warrants, each having a five-year term and exercisable beginning March 15, 2001 to purchase post-split 1/5 of a share of common stock at an exercise price of $1.50 (or $7.50 per share); and (iv) $100,000. Neither the Class C Warrants nor the Class D Warrants are redeemable by the Company.

      Subsequent to the completion of the financing, in August 2000, the holder of the 6,121,211 Class B Warrants and related entities together holding 1,155,303 Class A Warrants, 2,799,091 Class C Warrants, and 2,799,091 Class D Warrants, exercisable in the aggregate to purchase 2,574,939 post-split shares of the Company’s common stock, exchanged the warrants for an aggregate of 620,000 post-split shares of the Company’s common stock.

ANTEX BIOLOGICS INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock

      As of December 31, 2000, common stock reserved for future issuance includes the following:

Series A Convertible Preferred Stock	1,224,242

Class A, Class C and Class D Warrants	3,816,512

Stock option plans	9,130,595

Total	14,171,349

10.  Stock Option Plans

1992 Directors’ Stock Option Plan

      In 1992, the Company adopted the 1992 Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan, as amended, provides for the grant of options to purchase up to an aggregate of 1,700,000 shares of the Company’s common stock to nonemployee directors. Under the Directors’ Plan, upon initial election to the Board, a director is granted an option to purchase the number of shares of common stock equal to $20,000 ($10,000 if elected on or after the six-month anniversary of the most recent annual shareholders meeting) divided by the greater of the market price of the common stock on the date of grant or $0.50. At the time of reelection to serve or upon continuing to hold office for the following year, a director is granted an additional option to purchase the number of shares of common stock equal to $20,000 divided by the greater of the market price of the common stock on the date of the grant or $0.50. For directors who have served for at least three years, this basic annual grant is supplemented every third year by an additional grant of an option to purchase a number of shares of common stock equal to 150% of the number of shares covered by the basic grant. Vesting occurs quarterly in four equal installments over a period of one year following the date of grant. Options granted under the Directors’ Plan have a term of five years.

1992 Stock Option Plan

      In 1992, the Company adopted the 1992 Stock Option Plan (the “Plan”). The Plan, as amended, provides for the grant of options to purchase up to an aggregate of 7,500,000 shares of the Company’s common stock. The Plan provides for the issuance of incentive stock options (“ISOs”) to employees and non-qualified stock options (“NQSOs”) to employees and others. The exercise price of ISOs must be at least equal to the fair market value of the Company’s common stock on the date of grant. Under the Plan, ISOs and NQSOs may have a term of up to ten years.

ANTEX BIOLOGICS INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options Outstanding

      Stock options outstanding under these plans are as follows:

	Directors’ Plan		Plan

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

December 31, 1998	62,871	$4.90	1,069,235	$4.20

Granted	52,000	$2.50	156,800	$2.50

Expired	(7,567)	$5.55	(19,200)	$1.80

December 31, 1999	107,304	$3.70	1,206,835	$4.00

Granted	7,869	$7.63	460,000	$3.90

Exercised	—	$—	(38,081)	$1.86

Expired	(1,504)	$5.00	(113,304)	$2.91

December 31, 2000	113,669	$3.96	1,515,450	$4.12

The range of exercise prices for options outstanding as of December 31, 2000 was $2.50 to $9.05 and $1.45 to $30.00 for the Directors’ Plan and the Plan, respectively. Additional information regarding options outstanding and exercisable as of December 31, 2000 is as follows:

	Outstanding	Weighted Average	Weighted Average	Exercisable	Weighted Average
Exercise Price	Shares	Exercise Price	Life Remaining	Shares	Exercise Price

$ 1.45 to $ 1.85	340,720	$1.62	6.6 years	248,936	$1.68
$ 2.50 to $ 2.97	629,581	$2.56	5.2 years	549,031	$2.57
$ 3.38 to $ 3.75	383,257	$3.48	9.2 years	68,160	$3.57
$ 4.85 to $ 5.13	181,001	$5.04	8.3 years	61,001	$4.93
$ 7.63 to $20.00	27,561	$9.81	2.2 years	21,660	$10.43
$30.00	66,999	$30.00	3.0 years	66,999	$30.00

	1,629,119	$4.11		1,015,787	$4.54

      In 2000, the Company granted 140,000 options to an officer with an exercise price of $3.59 per share. The fair market value of the Company’s stock on the date of grant was $7.20 per share. In 2000, the Company incurred a compensation charge of $88,806 for the intrinsic value of the vested portion of such options. The Company will record additional compensation of $414,319 through 2004 in connection with this grant.

Stock-Based Compensation Disclosure

      The Company has adopted the disclosure-only provisions of SFAS 123 for its stock option plans. The Plan provides for the issuance of stock options that generally vest over a four year period and have a maximum term of ten years. The Directors’ Plan provides for the issuance of stock options that vest over a one year period and have a maximum term of five years. Had compensation cost for the Company’s stock option plans

ANTEX BIOLOGICS INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been determined on the fair value at the grant date for awards in 1999 and 2000, consistent with the provisions of SFAS 123, the Company’s net loss would have been adjusted to the pro forma amounts indicated below.

	1999	2000

Net loss applicable to common stockholders — as reported	$(3,483,674)	$(8,623,307)

SFAS 123 pro forma adjustment	(431,323)	(628,591)

Net loss applicable to common stockholders — pro forma	$(3,914,997)	$(9,251,898)

Loss per share — basic and diluted, as reported	$(0.64)	$(0.90)

Loss per share — basic and diluted, pro forma	$(0.72)	$(0.97)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	1999	2000

Expected life (years)	8.75	9.87

Interest rate	6.04%	5.69%

Volatility	96.36%	96.00%

Dividend yield	0%	0%

      The weighted average remaining contractual life of options outstanding is 6.67 years and 6.64 years at December 31, 1999 and 2000, respectively. The weighted average fair value of the options granted was $2.50 and $3.96 per option for 1999 and 2000, respectively. The expense related to the value ascribed to the stock options is recognized over the vesting period of one to four years.

11.  401(k) Plan

      The Company has a 401(k) Plan which covers all employees who have completed six months of service and are at least 21 years of age. Each eligible employee may potentially contribute up to 15% of their salary, subject to certain annual limits. The Company does not match employee contributions.

12.  Operating Segments

      During 1999 and 2000, the Company had two reportable product segments, bacterial vaccines and therapeutics. The therapeutics segment focuses on research and development of drugs for infections and related diseases. For 1999 and 2000, only direct costs and fixed asset acquisitions were attributed to the therapeutics segment.

      The following tables present information regarding the two segments for 1999 and 2000:

	Year Ended December 31, 1999

	Bacterial		Reconciling
Category	Vaccines	Therapeutics	Items	Total

Revenues	$2,256,523	$—	$363,814	$2,620,337

Research and development expenses	$3,863,727	$731,648	$—	$4,595,375

Loss from operations	$(1,607,204)	$(731,648)	$(1,276,446)	$(3,615,298)

Fixed asset acquisitions	$158,927	$11,547	$21,259	$191,733

ANTEX BIOLOGICS INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciling items include reimbursable patent costs of $363,814; general and administrative expenses, net of reimbursable patent costs, of $1,276,446; and net corporate fixed asset acquisitions and construction in progress expenditures of $21,259.

	Year Ended December 31, 2000

	Bacterial		Reconciling
Category	Vaccines	Therapeutics	Items	Total

Revenues	$172,598	$—	$177,014	$349,612

Research and development expenses	$4,218,502	$770,411	$—	$4,988,913

Loss from operations	$(4,045,904)	$(770,411)	$(2,237,794)	$(7,054,109)

Fixed asset acquisitions	$198,168	$39,287	$65,781	$303,236

Reconciling items include reimbursable patent costs of $177,014; general and administrative expenses, net of reimbursable patent costs, of $2,003,034; and net corporate fixed asset acquisitions and construction in progress expenditures of $65,781.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      Effective July 11, 2000, the Board of Directors of the Company approved the engagement of Richard A. Eisner & Company, LLP as its independent auditors for the fiscal year ending December 31, 2000 to replace the firm of PricewaterhouseCoopers LLP, who had resigned as auditors of the Company. The Audit Committee of the Board of Directors approved the change in auditors.

      In its report letter dated February 26, 1999 on the Company’s calendar year 1998 financial statements, the report of PricewaterhouseCoopers LLP contained an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. In its report letter dated March 30, 2000 on the Company’s calendar year 1999 financial statements, no such explanatory paragraph was included by PricewaterhouseCoopers LLP.

      During those two calendar years, and to the date of resignation, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to refer to the matter in its report.

      PricewaterhouseCoopers LLP has advised the Company that they are in agreement with the statements contained in the second and third paragraphs above.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of The Exchange Act

      The required information with respect to the identification of directors and executive officers will be contained under the captions “Election of Directors” and “Executive Officers” in the Company’s proxy statement for the 2001 Annual Meeting of the Stockholders and is incorporated herein by reference.

Item 10.  Executive Compensation

      The required information with respect to executive compensation will be contained under the caption “Executive Compensation” in the Company’s proxy statement for the 2001 Annual Meeting of the Stockholders and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

      The required information with respect to the security ownership of certain beneficial owners and management will be contained under the caption “Voting Securities and Principal Stockholders” in the Company’s proxy statement for the 2001 Annual Meeting of the Stockholders and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

      The required information with respect to certain relationships and related transactions will be contained under the caption “Certain Relationships and Related Transactions” in the Company’s proxy statement for the 2001 Annual Meeting of the Stockholders and is incorporated herein by reference.

PART IV

Item 13.  Exhibits and Reports on Form 8-K

Exhibits

Exhibit
No.	Description

3.1	Certificate of Incorporation(1)
3.2	Certificate of Merger relating to merger of BioCarb Inc. with and into the Registrant as filed with the Delaware Secretary of State on September 21, 1992(1)
3.3	Certificate of Ownership and Merger Merging Virgo Biologicals Inc. into MicroCarb Inc., dated August 16, 1996 (effecting the change in the corporate name from MicroCarb Inc. to Antex Biologics Inc.)(7)
3.4	Certificate of Amendment to Certificate of Incorporation, dated May 5, 1997 (increasing the authorized shares to 100 million)(5)
3.5	Certificate of the Voting Powers, Designations, Preferences and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series A Convertible Preferred Stock of Antex Biologics Inc., dated March 15, 2000(11)
3.6	Certificate of Amendment to Certificate of Incorporation, dated July 14, 2000 (effecting one-for-five reverse stock split)(12)
3.7	ByLaws, as amended(3)
4.1	Form of Common Stock Certificate(3)
9.1	Irrevocable Proxy and Standstill Agreement dated August 11, 2000 executed by Harbor Trust, The Blech Family Trust, Chassman Graphics, Inc., The Biotech Consulting Group, Incorporated, and David Blech(13)
*10.1	Amended and Restated Stock Option Plan, as amended(6)
*10.2	1992 Directors’ Stock Option Plan, as amended(6)
*10.3	Employment Agreement dated as of January 1, 2001 by and between the Company and V. M. Esposito(14)
*10.4	Employment Agreement dated as of July 31, 2000 by and between the Company and Stephen N. Keith(13)
*10.5	Employment Agreement dated as of May 1, 1998 by and between the Company and Gregory C. Zakarian(8)
*10.6	Employment Agreement effective as of December 1, 1998 by and between the Company and Larry R. Ellingsworth(9)
10.7	Form of Confidentiality Agreement by and between the Company and its employees(1)
10.8	Form of Inventions Disclosure Agreement by and between the Company and its employees(1)
10.9	Form of Non-disclosure and Invention Assignment Agreement by and between the Company and its employees(1)
10.10	Stock Purchase Agreement dated as of July 17, 1991 by and between BioCarb AB and Howard C. Krivan, Ph.D.(2)
10.11	Lease effective December 1, 1998 by and between ARE-QRS Corp. and the Company(9)
10.12	MicroCarb Human Vaccines Inc. Stockholders Agreement dated May 6, 1996, effective March 1, 1996, by and between the Company, SmithKline Beecham Biologicals Manufacturing s.a., and MicroCarb Human Vaccines Inc.(4)

Exhibit
No.	Description

10.13	Stock Purchase Agreement dated Mayw 6, 1996, effective March 1, 1996, by and between MicroCarb Human Vaccines Inc., the Company and SmithKline Beecham Biologicals Manufacturing s.a. (Certain confidential information omitted)(4)

10.14	SKB Transitory License Agreement dated May 6, 1996, effective March 1, 1996, by and between the Company and SmithKline Beecham Biologicals Manufacturing s.a. (Certain confidential information omitted)(4)

10.15	MicroCarb Vaccines License Agreement dated May 6, 1996, effective Marchw 1, 1996, by and between MicroCarb Human Vaccines Inc. and the Company (Certain confidential information omitted(4)

10.16	Assignment of Transitory License Agreement and Restatement of Rights and Obligations Under the Vaccines License Agreement dated May 6, 1996, effective March 1, 1996, by and between SmithKline Beecham Biologicals Manufacturing s.a., MicroCarb Human Vaccines Inc. and the Company(4)

10.17	Research and Development, Research Support and License Agreement dated May 6, 1996, effective March 1, 1996, by and between MicroCarb Human Vaccines Inc., the Company and SmithKline Beecham Corporation (Certain confidential information omitted (4)

10.18	Exchange Option Agreement dated May 6, 1996, effective March 1, 1996, by and between SmithKline Beecham Biologicals Manufacturing s.a., the Company and MicroCarb Human Vaccines Inc. (4)

10.19	Warrant to Purchase Common Stock of the Company dated May 6, 1996, effective March 1, 1996, issued to SmithKline Beecham Biologicals Manufacturing s.a. (Certain confidential information omitted)(4)

10.20	Registration Rights Agreement dated May 6, 1996, effective March 1, 1996, by and between the Company and SmithKline Beecham Biologicals Manufacturing s.a.(4)

10.21	Omnibus Agreement, dated September 13, 1999, by and among the Company, SmithKline Beecham Biologicals Manufacturing s.a., SmithKline Beecham plc, and MicroCarb Human Vaccines Inc.(10)

10.22	Research and Development, Research Support and License Agreement, dated September 13, 1999, between the Company and SmithKline Beecham plc (Certain confidential information omitted)(10)

10.23	Amended and Restated Warrant, dated September 13, 1999, issued by the Company to SmithKline Beecham Biologicals Manufacturing s.a.(10)

10.24	Amended and Restated Registration Rights Agreement, dated September 13, 1999, between the Company and SmithKline Beecham Biologicals Manufacturing s.a.(10)

10.25	Warrant Agreement, dated as of March 15, 2000, between the Company and American Stock Transfer & Trust Company, as warrant agent, with forms of Class A Warrant, Class B Warrant, Class C Warrant, and Class D Warrant attached(11)
10.26	Registration Rights Agreement, dated as of March 15, 2000, between the Company and each purchaser of Units or recipient of Warrants(11)
10.27	Agreement, dated as of March 15, 2000, between the Company and David Blech(11)
21.1	Subsidiaries of Registrant(14)
23.1	Consent of Richard A. Eisner & Company, LLP(14)
23.2	Consent of PricewaterhouseCoopers LLP(14)
*	Management plan or compensatory plan or arrangement

(1)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (Reg No. 33-53774) filed on October 27, 1992.

(2)	Incorporated by reference to an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on December 2, 1992.

(3)	Incorporated by reference to an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on December 15, 1992.

(4)	Incorporated by reference to an exhibit to Form 8-K filed on May 22, 1996.

(5)	Incorporated by reference to an exhibit to Form 10-QSB for the quarter ended March 31, 1997 filed on May 14, 1997.

(6)	Incorporated by reference to an exhibit to Form S-8 (Registration No. 333-32377) filed on July 30, 1997.

(7)	Incorporated by reference to an exhibit to Form 8-K filed on September 9, 1996.

(8)	Incorporated by reference to an exhibit to Form 10-QSB for the quarter ended June 30, 1998 filed on August 12, 1998.

(9)	Incorporated by reference to an exhibit to Form 10-KSB for the year ended December 31, 1998 filed on March 25, 1999.

(10)	Incorporated by reference to an exhibit to Form 8-K filed on October 28, 1999.

(11)	Incorporated by reference to an exhibit to Form 8-K filed on March 22, 2000.

(12)	Incorporated by reference to an exhibit to Form 8-K filed on July 31, 2000.

(13)	Incorporated by reference to an exhibit to Form 10-QSB for the quarter ended September 30, 2000 filed on November 9, 2000.

(14)	Filed herewith.

Reports on Form 8-K

      None

Signatures

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTEX BIOLOGICS INC.

Date: March 26, 2001	By: /s/ V. M. ESPOSITO V. M. Esposito, President and Chief Executive Officer (Principal Executive Officer)

Date: March 26, 2001	By: /s/ GREGORY C. ZAKARIAN Gregory C. Zakarian, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2001	By: /s/ V. M. ESPOSITO V. M. Esposito, Director

Date: March 26, 2001	By: /s/ CHARLES J. COULTER Charles J. Coulter, Director

Date: March 26, 2001	By: /s/ ROBERT L. CURRY Robert L. Curry, Director

Date: March 26, 2001	By: /s/ DONALD G. STARK Donald G. Stark, Director

EXHIBIT INDEX

Exhibit
No.	Description

10.3	Employment Agreement dated as of January 1, 2001 by and between the Company and V. M. Esposito
21.1	Subsidiaries of Registrant
23.1	Consent of Richard A. Eisner & Company, LLP
23.2	Consent of PricewaterhouseCoopers LLP