Form 10QSB
period 2001-03-31
ANTEX BIOLOGICS INC
filed 2001-05-15
CIK 893692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934

        For the quarterly period ended March 31, 2001

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period _________ to _________

ANTEX BIOLOGICS INC.
_______________________________________________________________________________________
(Exact name of small business issuer as specified in its charter)

Delaware	52-1563899

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Professional Drive, Gaithersburg, MD 20879
_______________________________________________________________________________________
(Address of principal executive offices)

(301) 590-0129
_______________________________________________________________________________________
(Issuer’s telephone number)

_______________________________________________________________________________________
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

12,234,680 shares of Antex Biologics Inc. Common Stock, $.01 par value, were outstanding as of April 23, 2001

Transitional Small Business Disclosure Format (check one):

Yes       No  X

ANTEX BIOLOGICS INC.

FORM 10-QSB

QUARTER ENDED MARCH 31, 2001

INDEX

Part I. Financial Information		Page No

Item 1.	Financial Statements

	Consolidated Balance Sheets at December 31, 2000 and March 31, 2001 (Unaudited)	3

	Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2000 and 2001 and the period August 3, 1991 (inception) to March 31, 2001	4

	Consolidated Statements of Stockholders’ Equity (Deficit) for each of the years in the period August 3, 1991 (inception) to December 31, 2000 and the three months ended March 31, 2001 (Unaudited)	5-7

	Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2000 and 2001 and the period August 3, 1991 (inception) to March 31, 2001	8-9

	Notes to Consolidated Financial Statements	10-12

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	13-15

Part II. Other Information

Item 2.	Changes in Securities and Use of Proceeds	15

Item 6.	Exhibits and Reports on Form 8-K	15

Signatures		16

Antex Biologics Inc.
(a development stage enterprise)

Consolidated Balance Sheets

	December 31,	March 31,
	2000	2001

		(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$10,876,186	$9,077,378

Accounts and other receivables	53,332	97,215

Prepaid expenses	96,015	201,443

Total current assets	11,025,533	9,376,036

Property and equipment, net	790,973	841,392

Restricted cash	146,600	146,600

Deferred financing costs	—	100,000

Other	27,291	27,291

	$11,990,397	$10,491,319

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable and accrued expenses	$453,324	$463,874

Deferred research and development revenue	604,756	675,708

Deferred gain on equipment	49,590	49,590

Total current liabilities	1,107,670	1,189,172

Deferred gain on equipment	53,829	41,432

Other	16,465	9,406

Total liabilities	1,177,964	1,240,010

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value; 5,000,000 shares authorized; Series A convertible preferred stock - 61,212 shares issued and outstanding	612	612

Common stock, $.01 par value; 95,000,000 shares authorized; 10,992,493 and 11,010,438 shares issued and outstanding	109,925	110,104

Additional paid-in capital	35,476,166	35,497,827

Deficit accumulated during the development stage	(24,774,270)	(26,357,234)

Total stockholders’ equity	10,812,433	9,251,309

	$11,990,397	$10,491,319

The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Consolidated Statements of Operations
(Unaudited)

	Three Months		August 3, 1991
	Ended March 31		(inception)
			to
	2000	2001	March 31, 2001

Revenues	$129,763	$47,865	$16,979,741

Expenses:

Research and development	1,006,958	1,145,518	28,514,329

General and administrative	433,198	630,994	14,641,313

Total expenses	1,440,156	1,776,512	43,155,642

Loss from operations	(1,310,393)	(1,728,647)	(26,175,901)

Other income (expense):

Interest income	112,567	145,683	2,238,838

Cost of treasury shares in excess of fair value	—	—	(1,711,814)

Interest expense	—	—	(708,357)

Net loss	(1,197,826)	(1,582,964)	(26,357,234)

Non-cash dividend accretion attributable to beneficial conversion feature	(122,500)	(612,500)	(2,940,000)

Net loss applicable to common stockholders	$(1,320,326)	$(2,195,464)	$(29,297,234)

Loss per common share:

Basic and diluted	$(0.20)	$(0.20)

Weighted average common shares outstanding:

Basic and diluted	6,552,580	11,007,248

The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)

For Each of the Years in the Period August 3, 1991 (Inception) to December 31, 2000
and the Three Months Ended March 31, 2001 (Unaudited)

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

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Deficit
		Accumulated
		During the	Treasury Stock
	Additional	Development
	Paid-In Capital	Stage	Shares	Cost	Total

Initial capitalization ($.20 per share), as previously reported	$74,093	$—	—	$—	$78,001

Adjustment to reflect one-for-five reverse split of common shares	3,126	—	—	—	—

Net loss	—	(941,145)	—	—	(941,145)

Balance at December 31, 1991	77,219	(941,145)	—	—	(863,144)

Sale of common stock for cash, January 1992 ($23.05 per share)	199,913	—	—	—	200,000

Sale of common stock for cash, February 1992 ($34.50 per share)	799,769	—	—	—	800,000

Issuance of common stock for services, March 1992 to July 1992 ($10.00 per share)	383,014	—	—	—	383,014

Conversion of notes payable into preferred stock, September 1992 ($22.40 per share)	508,882	—	—	—	509,109

Sale of preferred stock for cash, September 1992 ($22.40 per share)	400,010	—	—	—	400,189

Issuance of preferred stock upon exercise of warrants, September 1992 ($9.60 per share)	89,906	—	—	—	90,000

Issuance of common stock for cash ($5.00 per share) and services ($5.00 per share), October 1992	149,850	—	—	—	150,000

Conversion of preferred stock into common stock, December 1992	—	—	—	—	—

Sale of common stock and warrants for cash, December 1992 ($24.18 per unit, net of offering costs of $1,396,893 or $5.82 per unit)	5,800,827	—	—	—	5,803,227

Net loss	—	(2,415,723)	—	—	(2,415,723)

Balance at December 31, 1992	8,409,390	(3,356,868)	—	—	5,056,672

Sale of common stock and warrants for cash, January 1993 ($26.34 per unit, net of offering costs of $131,723 or $3.66 per unit)	947,917	—	—	—	948,277

Compensation and consulting expense in connection with options granted	64,011	—	—	—	64,011

Net loss	—	(2,725,902)	—	—	(2,725,902)

Balance at December 31, 1993	9,421,318	(6,082,770)	—	—	3,343,058

Net loss	—	(3,040,032)	—	—	(3,040,032)

Balance at December 31, 1994	9,421,318	(9,122,802)	—	—	303,026

Sale of common stock and warrants for cash, March and April 1995 ($39,972 per unit, net of offering costs of $706,971 or $10,028 per unit)	2,797,887	—	—	—	2,818,030

Registration of common stock and warrants, October 1995 ($1,525 per unit)	(107,530)	—	—	—	(107,530)

Net loss	—	(3,131,059)	—	—	(3,131,059)

Balance at December 31, 1995	12,111,675	(12,253,861)	—	—	(117,533)

Antex Biologics Inc.
(a development stage enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)

For Each of the Years in the Period August 3, 1991 (Inception) to December 31, 2000
and the Three Months Ended March 31, 2001 (Unaudited)

	Preferred Stock		Common Stock

	Shares	Par Value	Shares	Par Value

Issuance of exchange option, May 1996 ($1.85 per share, net of costs of $351,082)	—	$—	—	$—

Issuance of common stock upon exercise of Class B Warrants and stock options, May to August 1996 ($2.50 per share, net of related costs of $214,811)	—	—	2,030,612	20,306

Net income	—	—	—	—

Balance at December 31, 1996	—	—	4,495,936	44,959

Issuance of common stock upon exercise of stock options, October 1997	—	—	125	1

Net loss	—	—	—	—

Balance at December 31, 1997	—	—	4,496,061	44,960

Forfeiture of escrowed shares, May 1998	—	—	(58,332)	(583)

Cashless exercise of Placement Agent’s unit purchase option, September 1998 ($121,430 per unit)	—	—	1,409,742	14,097

Issuance of common stock for services, October 1998 ($1.45 per share)	—	—	10,000	100

Net loss	—	—	—	—

Balance at December 31, 1998	—	—	5,857,471	58,574

Exercise of exchange option, September 1999	—	—	719,053	7,191

Issuance of amended and restated warrant, September 1999	—	—	—	—

Cancellation of treasury stock, September 1999	—	—	(684,726)	(6,847)

Net loss	—	—	—	—

Balance at December 31, 1999	—	—	5,891,798	58,918

Issuance of common stock upon exercise of stock options	—	—	38,081	380

Sale of preferred stock, common stock, and warrants for cash, March 2000 ($3.30 per unit, net of related costs of $312,453)	44,545	445	3,743,573	37,436

Consulting expense in connection with warrants issued (April and August 2000)	—	—	—	—

Cashless exercise of SmithKline’s warrant, May 2000 ($1.85 per warrant)	—	—	773,154	7,732

Cancellation of treasury stock, July 2000	—	—	(74,113)	(741)

Issuance of common stock for warrants, August 2000	—	—	620,000	6,200

Issuance of preferred stock as compensation in private placement, August 2000	16,667	167	—	—

Compensation expense in connection with options granted	—	—	—	—

Net loss	—	—	—	—

Balance at December 31, 2000	61,212	612	10,992,493	109,925

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Deficit
		Accumulated
		During the	Treasury Stock
	Additional	Development
	Paid-In Capital	Stage	Shares	Cost	Total

Issuance of exchange option, May 1996 ($1.85 per share, net of costs of $351,082)	$979,166	$—	—	$—	$979,166

Issuance of common stock upon exercise of Class B Warrants and stock options, May to August 1996 ($2.50 per share, net of related costs of $214,811)	4,841,413	—	—	—	4,861,719

Net income	—	535,435	—	—	535,435

Balance at December 31, 1996	17,932,254	(11,718,426)	—	—	6,258,787

Issuance of common stock upon exercise of stock options, October 1997	428	—	—	—	429

Net loss	—	(442,676)	—	—	(442,676)

Balance at December 31, 1997	17,932,682	(12,161,102)	—	—	5,816,540

Forfeiture of escrowed shares, May 1998	583	—	—	—	—

Cashless exercise of Placement Agent’s unit purchase option, September 1998 ($121,430 per unit)	2,981,577	—	684,726	(1,283,860)	1,711,814

Issuance of common stock for services, October 1998 ($1.45 per share)	14,400	—	—	—	14,500

Net loss	—	(2,833,687)	—	—	(2,833,687)

Balance at December 31, 1998	20,929,242	(14,994,789)	684,726	(1,283,860)	4,709,167

Exercise of exchange option, September 1999	(7,191)	—	—	—	—

Issuance of amended and restated warrant, September 1999	502,540	—	—	—	502,540

Cancellation of treasury stock, September 1999	(1,277,013)	—	(684,726)	1,283,860	—

Net loss	—	(3,483,674)	—	—	(3,483,674)

Balance at December 31, 1999	20,147,578	(18,478,463)	—	—	1,728,033

Issuance of common stock upon exercise of stock options	70,513	—	—	—	70,893

Sale of preferred stock, common stock, and warrants for cash, March 2000 ($3.30 per unit, net of related costs of $312,453)	14,943,457	—	—	—	14,981,338

Consulting expense in connection with warrants issued (April and August 2000)	234,760	—	—	—	234,760

Cashless exercise of SmithKline’s warrant, May 2000 ($1.85 per warrant)	1,422,603	—	74,113	(1,430,335)	—

Cancellation of treasury stock, July 2000	(1,429,594)	—	(74,113)	1,430,335	—

Issuance of common stock for warrants, August 2000	(6,200)	—	—	—	—

Issuance of preferred stock as compensation in private placement, August 2000	(167)	—	—	—	—

Compensation expense in connection with options granted	93,216	—	—	—	93,216

Net loss	—	(6,295,807)	—	—	(6,295,807)

Balance at December 31, 2000	35,476,166	(24,774,270)	—	—	10,812,433

Antex Biologics Inc.
(a development stage enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)

For Each of the Years in the Period August 3, 1991 (Inception) to December 31, 2000
and the Three Months Ended March 31, 2001 (Unaudited)

	Preferred Stock		Common Stock

	Shares	Par Value	Shares	Par Value

Issuance of common stock upon exercise of stock options	—	$—	17,945	$179

Required registration of stock and warrants, March 2001	—	—	—	—

Compenstion expense in connection with options granted	—	—	—	—

Net loss for the period	—	—	—	—

Balance at March 31, 2001	61,212	$612	11,010,438	$110,104

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Deficit
		Accumulated
		During the	Treasury Stock
	Additional	Development
	Paid-In Capital	Stage	Shares	Cost	Total

Issuance of common stock upon exercise of stock options	$39,123	$—	—	$—	$39,302

Required registration of stock and warrants, March 2001	(48,907)	—	—	—	(48,907)

Compenstion expense in connection with options granted	31,445	—	—	—	31,445

Net loss for the period	—	(1,582,964)	—	—	(1,582,964)

Balance at March 31, 2001	$35,497,827	$(26,357,234)	—	$—	$9,251,309

Antex Biologics Inc.
(a development stage enterprise)

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months		August 3, 1991
	Ended March 31		(inception)
			to
	2000	2001	March 31, 2001

Operating activities

Net loss	$(1,197,826)	$(1,582,964)	$(26,357,234)

Adjustments to reconcile net loss to net cash used in development stage activities:

Depreciation and amortization of property and equipment, net of amortization of deferred gain on sale/leaseback and equipment	43,198	55,343	676,713

Amortization of deferred credits	(7,059)	(7,059)	(478,946)

Expense recorded on cashless exercise of common stock options and warrants	—	—	1,711,814

Writedown of construction in progress	—	—	174,400

Expense recorded on issuance of common stock and warrant and vesting of options	—	31,445	1,407,595

Changes in operating assets and liabilities:

Accounts and other receivables	(293)	(43,883)	(97,215)

Prepaid expenses	(58,160)	(105,428)	(85,201)

Other assets	—	—	(27,291)

Accounts payable and accrued expenses	71,724	10,550	56,866

Deferred research and development	—	70,952	675,708

Due from affiliate	—	—	420,448

Net cash used in development stage activities	(1,148,416)	(1,571,044)	(21,922,343)

Investing activities

Purchase of property and equipment	(62,251)	(118,159)	(1,601,484)

Increase in restricted cash	—	—	(146,600)

Net cash used in investing activities	(62,251)	(118,159)	(1,748,084)

      The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months		August 3, 1991
	Ended March 31		(inception)
			to
	2000	2001	March 31, 2001

Financing activities

Net proceeds from sales of common stock and warrants and the exchange option	$15,087,188	$(48,907)	$26,538,601

Net proceeds from exercise of warrants and stock options	6,786	39,302	4,972,343

Proceeds from sale and leaseback agreement	—	—	2,164,792

Principal repayments on sale and leaseback agreement	—	—	(2,164,792)

Proceeds from issuance of notes payable	—	—	500,000

Proceeds from sale of preferred stock	—	—	400,189

Deferred financing costs	—	(100,000)	(100,000)

Net cash provided (used) by financing activities	15,093,974	(109,605)	32,311,133

Net increase (decrease) in cash and cash equivalents	13,883,307	(1,798,808)	8,640,706

Cash and cash equivalents at beginning of period	1,706,275	10,876,186	436,672

Cash and cash equivalents at end of period	$15,589,582	$9,077,378	$9,077,378

Supplemental cash flows disclosures:

Cashless exercise of common stock options and warrants	$—	$—	$4,426,000

Notes payable and accrued interest converted to preferred stock	$—	$—	$509,109

Sale and leaseback of property and equipment	$—	$—	$2,099,175

Capitalized equipment	$—	$—	$247,957

Interest paid	$—	$—	$699,248

The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Notes to Consolidated Financial Statements
For the Three-Month Periods Ended March 31, 2000 and 2001
(Unaudited)

1.	Business

      Antex Biologics Inc. (the “Company”) is a biopharmaceutical company committed to developing and marketing new products to prevent and treat infections and related diseases. With respect to its human bacterial vaccine research and development, the Company currently has strategic alliances with GlaxoSmithKline, Aventis Pasteur and the United States Navy.

      The Consolidated Balance Sheet as of March 31, 2001, the Consolidated Statements of Operations for the three-month periods ended March 31, 2000 and 2001 and for the period August 3, 1991 (inception) to March 31, 2001, the Consolidated Statement of Stockholders’ Equity (Deficit) for the period January 1, 2001 to March 31, 2001, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2000 and 2001 and for the period August 3, 1991 (inception) to March 31, 2001 have been prepared without audit. However, such financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position of Antex Biologics Inc. and its subsidiary at March 31, 2001, and the consolidated results of their operations and their consolidated cash flows for the periods referred to above.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2000 included in the Company’s Annual Report on Form 10-KSB.

      The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results anticipated for the fiscal year ending December 31, 2001.

      Since inception, the Company’s revenues have been generated solely in support of its research and development activities and as of March 31, 2001, the Company’s research and products are not sufficiently developed to enable the Company to generate sufficient revenues on an ongoing basis. As a result, the Company is considered to be in the development stage.

2.	Financing

      On March 15, 2000, the Company completed a private placement resulting in gross proceeds to the Company of approximately $15,300,000. The Company’s registration statement filed with the Securities and Exchange Commission registration, for resale the shares of common stock issued in the private placement and shares of common stock issuable upon the exercise of warrants issued in the private placement was declared effective as of March 30, 2001.

      At March 31, 2001, common stock reserved for future issuance included the following related to the private placement:

Series A Convertible Preferred Stock	1,224,242

Class A, Class C and Class D Warrants	3,816,512

Total	5,040,754

      In April 2001, the preferred stock was converted in its entirety to 1,224,242 shares of common stock.

3.	Reverse Stock Split

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

      The accompanying financial statements have been retroactively restated to reflect the Reverse Stock Split.

4.	Operating Segments

      During 2000 and 2001, the Company had two reportable segments, bacterial vaccines and therapeutics. The therapeutics segment focuses on research and development of drugs for infections and related diseases. For 2000 and 2001, only direct costs and fixed asset acquisitions were attributed to the therapeutics segment.

      The following tables present information regarding the two segments for the three-month periods ended March 31, 2000 and 2001:

	Three Months Ended March 31, 2000

	Bacterial		Reconciling
Category	Vaccines	Therapeutics	Items	Total

Revenues	$49,998	$—	$79,765	$129,763

Research and development expenses	$790,355	$216,603	$—	$1,006,958

Loss from operations	$(740,357)	$(216,603)	$(353,433)	$(1,310,393)

Fixed asset acquisitions	$103,608	$—	$(41,357)	$62,251

Reconciling items include reimbursable patent costs of $79,765; general and administrative expenses, net of reimbursable patent costs, of $353,433; and corporate fixed asset acquisitions and construction in progress transfers of $41,357.

	Three Months Ended March 31, 2001

	Bacterial		Reconciling
Category	Vaccines	Therapeutics	Items	Total

Revenues	$17,000	$—	$30,865	$47,865

Research and development expenses	$866,855	$278,663	$—	$1,145,518

Loss from operations	$(849,855)	$(278,663)	$(600,129)	$(1,728,647)

Fixed asset acquisitions	$163,772	$—	$(45,613)	$118,159

Reconciling items include reimbursable patent costs of $30,865; general and administrative expenses, net of reimbursable patent costs, of $600,129; and net corporate fixed asset acquisitions and construction in progress transfers of $45,613.

5.	Earnings Per Share

      Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period. The Company did not have any dilutive potential common shares during the three-month periods ended March 31, 2000 and 2001; and excluded 5,826,185 and 5,600,811 shares, respectively, represented by stock options, an exchange option and warrants from the earnings per share calculation as they are anti-dilutive. Net loss as reported was adjusted for a non-cash dividend accretion to determine the net loss applicable to common shareholders for the computation of basic or diluted earnings per share.

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

Results of Operations

      Revenues for the first quarter of 2001 consisted of $30,865 of reimbursable patent expenses pursuant to the strategic alliance with SmithKline Beecham and $17,000 from a Small Business Technology Transfer contract. Revenues for the comparable period in 2000 consisted of reimbursable patent expenses incurred of $79,765 pursuant to the SmithKline Beecham alliance, and $49,998 from a Small Business Technology Transfer contract.

      The decreases in human bacterial vaccine research and development support and reimbursable expenses were due to a reduction in reimbursable patent expenses and services provided under the Small Business Technology Transfer contract..

      Research and development expenses in the first quarter of 2001 increased $138,560 to $1,145,518. Increases occurred in research material costs, personnel expenditures and clinical trial costs.

      General and administrative expenses in the first quarter of 2001 increased $197,796 to $630,994. Increases occurred in patent and general legal fees, increased facility costs and increases in investor and public relations programs.

      The increase in interest income in the first quarter of 2001 reflects the increase in cash available for investing resulting from the equity financing completed in March 2000.

      The non-cash dividend accretion of $612,500 was attributable to the beneficial conversion feature of the Series A Convertible Preferred Stock issued in March 2000.

Liquidity and Capital Resources

      As a development stage company, the Company’s operating activities have been limited primarily to research and development involving its proprietary technologies, and accordingly, have generated limited revenues.

      For 2001, the Company will rely primarily upon the net proceeds of the private placement completed in March 2000 to fund its operations (see Note 3 to the financial statements). During 2001, the Company will continue to assess to which human bacterial vaccine projects and antibacterials projects resources will be allocated. The Company anticipates that its research and development expenses related to these projects will be substantial for the foreseeable future. The Company intends to pursue additional strategic alliances, technology licenses, and grants and contracts to help fund its research and development expenses.

      The Company currently anticipates that it will increase its total employees and contract personnel from its 2000 year-end total of 28 to approximately 38 in 2001. The annual rent and pro-rata share of building operating expenses and administrative charges for the Company’s facility are estimated at approximately $882,000 for 2001.

      In order to sustain its research and development programs beyond the first quarter 2002, as well as to fund its future operations, the Company will continue to seek additional financing. The Company has no lines of credit. In seeking additional funding, the Company continues to examine a range of possible transactions, including: additional strategic alliances; additional equity or debt public offerings and private placements; the exercise of currently outstanding warrants; additional grants and contracts; the sale and leaseback of existing assets; and research and development funding from third parties. However, there is no assurance that additional funds will be available from these or any other sources or, if available, that, the terms on which such funds can be obtained will be acceptable to the Company.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

      Statements contained herein that are not historical facts may be forward-looking statements that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by the Company. These factors include, but are not limited to: (i) the Company’s ability to fund its future operations; (ii) the Company’s ability to successfully complete product research and development, including preclinical and clinical studies and commercialization; (iii) the Company’s ability to obtain required governmental approvals; (iv) the Company’s ability to attract and/or maintain manufacturing sales, distribution and marketing partners; and (v) the Company’s ability to develop and commercialize its products before its competitors.

PART II OTHER INFORMATION

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

None

Reports on Form 8-K

None

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTEX BIOLOGICS INC.

Date: May 15, 2001	By:	/s/V. M. Esposito

V. M. Esposito, Chief Executive Officer and Chief Financial Officer