Form 10QSB
period 2001-06-30
ANTEX BIOLOGICS INC
filed 2001-08-14
CIK 893692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

12,234,680 shares of Antex Biologics Inc. Common Stock, $.01 par value, were outstanding as of July 23, 2001

Transitional Small Business Disclosure Format (check one):

Yes                       No      X

Antex Biologics Inc.
(a development stage enterprise)

Condensed Consolidated Balance Sheets
(unaudited)

	December 31,	June 30,
	2000	2001
Assets

Current assets:

Cash and cash equivalents	$10,876,186	$7,448,602

Accounts and other receivables	53,332	131,995

Prepaid expenses	96,015	176,579

Total current assets	11,025,533	7,757,176

Property and equipment, net	790,973	809,335

Restricted cash	146,600	146,600

Deferred financing cost and other	27,291	142,291

Total assets	$11,990,397	$8,855,402

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable and accrued expenses	$453,324	$531,011

Deferred research and development revenue	604,756	698,412

Deferred gain on sale of equipment, current portion	49,590	49,590

Total current liabilities	1,107,670	1,279,013

Deferred gain on sale of equipment and other	70,294	29,029

Total liabilities	1,177,964	1,308,042

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value; 5,000,000 shares

authorized; Series A convertible preferred stock -

none and 61,212 shares issued and outstanding	612	—

Common stock, $.01 par value; 95,000,000 shares

authorized; 10,992,493 and 12,234,680 shares

issued and outstanding	109,925	122,346

Additional paid-in capital	35,476,166	35,504,125

Deficit accumulated during the development stage	(24,774,270)	(28,079,111)

Total stockholders’ equity	10,812,433	7,547,360

	$11,990,397	$8,855,402

The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months
	Ended June 30

	2000	2001

Revenues	$27,108	$72,094

Research and development expenses	1,301,191	1,112,541

General and administrative expenses	571,506	779,814

Loss from operations	(1,845,589)	(1,820,261)

Interest income	235,438	98,384

Net loss	(1,610,151)	(1,721,877)

Non-cash dividend accretion attributable to

beneficial conversion feature	(735,000)	—

Net loss applicable to common stockholders	$(2,345,151)	$(1,721,877)

Loss per basic and diluted common share	$(0.23)	$(0.14)

Weighted average common shares outstanding	9,993,741	12,207,774

The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months		August 3, 1991
	Ended June 30		(inception)
			to
	2000	2001	June 30, 2001

Revenues	$156,871	$119,959	$17,051,835

Research and development expenses	2,308,149	2,258,059	29,626,870

General and administrative expenses	1,004,704	1,410,808	15,421,127

Loss from operations	(3,155,982)	(3,548,908)	(27,996,162)

Other income (expense):

Interest income	348,005	244,067	2,337,222

Interest expense	—	—	(708,357)

Cost of treasury shares in excess

of fair value	—	—	(1,711,814)

Net loss	(2,807,977)	(3,304,841)	(28,079,111)

Non-cash dividend accretion attributable to

beneficial conversion feature	(857,500)	(612,500)	(2,940,000)

Net loss applicable to common stockholders	$(3,665,477)	$(3,917,341)	$(31,019,111)

Loss per basic and diluted common share	$(0.44)	$(0.34)

Weighted average common shares outstanding	8,273,161	11,610,827

The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months		August 3, 1991
	Ended June 30		(inception)
			to
	2000	2001	June 30, 2001

Operating activities

Net loss	$(2,807,977)	$(3,304,841)	$(28,079,111)

Adjustments to reconcile net loss to net

cash used in development stage activities:

Depreciation and amortization of

property and equipment, net of

amortization of deferred gain	99,654	111,769	733,139

Amortization of deferred credits	(14,118)	(16,465)	(488,352)

Expense on cashless exercise of

common stock options and warrants	—	—	1,711,814

Writedown of construction in progress	—	—	174,400

Expense on issuance and/or vesting of

common stock, warrants and options	71,060	62,890	1,439,040

Changes in assets and liabilities:

Accounts and other receivables	47,962	(78,663)	(131,995)

Prepaid expenses and other	(57,218)	(80,564)	(90,628)

Accounts payable and accrued expenses	124,350	77,687	124,003

Deferred research and development revenue	—	93,656	698,412

Due from affiliate	—	—	420,448

Net cash used in development stage activities	(2,536,287)	(3,134,531)	(23,485,830)

Investing activities

Purchase of property and equipment	(239,208)	(154,931)	(1,638,256)

Increase in restricted cash	—	—	(146,600)

Net cash used in investing activities	(239,208)	(154,931)	(1,784,856)

The accompanying notes are an integral part of these financial statements	(Continued)

Antex Biologics Inc.
(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months		August 3, 1991
	Ended June 30		(inception)
			to
	2000	2001	June 30, 2001

Financing activities

Net proceeds from sales of common stock,

warrants and options	$15,081,929	$(62,424)	$26,525,084

Net proceeds from exercise of common stock

warrants and options	7,860	39,302	4,972,343

Proceeds from sale and leaseback agreement	—	—	2,164,792

Principal repayments on sale and leaseback

agreement	—	—	(2,164,792)

Proceeds from issuance of notes payable	—	—	500,000

Proceeds from sale of preferred stock	—	—	400,189

Deferred financing costs	—	(115,000)	(115,000)

Net cash provided by financing activities	15,089,789	(138,122)	32,282,616

Net increase (decrease) in cash and cash

equivalents	12,314,294	(3,427,584)	7,011,930

Cash and cash equivalents at beginning

of period	1,706,275	10,876,186	436,672

Cash and cash equivalents at end of period	$14,020,569	$7,448,602	$7,448,602

Supplemental cash flows disclosures:

Cashless exercise of common stock

options and warrants	$1,430,335	$—	$4,426,000

Notes payable and accrued interest

converted to preferred stock	$—	$—	$509,109

Sale and leaseback of property and

equipment	$—	$—	$2,099,175

Capitalized equipment	$—	$—	$247,957

Interest paid	$—	$—	$699,248

The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Notes to Condensed Consolidated Financial Statements
June 30, 2000 and 2001
(Unaudited)

1. Business

      Antex Biologics Inc. (the “Company”) is a biopharmaceutical company committed to improving human health by developing new products to prevent and treat infections and related diseases. With respect to its human bacterial vaccine research and development, the Company currently has strategic alliances with GlaxoSmithKline, Aventis Pasteur and the United States Navy.

      Since inception, the Company’s revenues have been generated solely in support of its research and development activities and, as of June 30, 2001, the Company’s research and products are not sufficiently developed to enable the Company to generate sufficient revenues on an ongoing basis. As a result, the Company is considered to be in the development stage.

      The accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 2001, the Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2000 and 2001 and for the period August 3, 1991 (inception) to June 30, 2001 and the Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2000 and 2001 and for the period August 3, 1991 (inception) to June 30, 2001 reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position of Antex Biologics Inc. and its subsidiary at June 30, 2001, and the consolidated results of their operations and their cash flows for the periods referred to above.

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

2. Preparation of Condensed Consolidated Financial Statements

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

      The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results anticipated for the fiscal year ending December 31, 2001.

      The accompanying financial statements have been retroactively restated to reflect July 9, 2000 one-for-five reverse stock split. Additionally, certain reclassifications have been made to the 2000 financial statements to conform them to the 2001 presentation.

3. Financing

      On March 15, 2000, the Company completed a private placement resulting in gross proceeds to the Company of approximately $15,300,000. The Company’s registration statement filed with the Securities and Exchange Commission for resale of the shares of common stock issued in the private placement and shares of common stock issuable upon the exercise of warrants issued in the private placement became effective as of March 30, 2001. On April 12, 2001, the preferred stock was converted in its entirety into 1,224,242 shares of common stock.

      At June 30, 2001, 3,816,512 shares of common stock were reserved for future issuance for the Class A, Class C and Class D Warrants related to the private placement.

      In July 2001, the Company raised approximately $3.0 million (the “Initial Investment”) in a private placement of 3,000 shares of its Series B Convertible Preferred Stock (the “Series B Preferred Stock”) to private investors (the “Purchasers”). The Series B Preferred Stock is convertible into the Company’s Common Stock at $2.00 per share, subject to adjustment under certain circumstances, and is redeemable under certain circumstances. The Company also issued to the Purchasers (i) Class E Warrants for the purchase of up to an aggregate of 750,000 shares of the Company’s Common Stock at an exercise price of $2.50 per share and (ii) Class F Warrants for the purchase of up to an aggregate of 375,000 shares of the Company’s Common Stock at an exercise price of $3.00 per share, each subject to adjustments under certain circumstances. The Class E and Class F Warrants expire on July 3, 2006. The Company and the Purchasers also entered into an agreement to register the shares of the Company’s Common Stock issuable upon conversion of the Series B preferred Stock and exercise of the Class E Warrants and Class F Warrants. The Company also granted the Purchasers the option at any time prior to April 2, 2002 to invest an equal amount on substantially the same terms and conditions as the Initial Investment. The Company may cancel the option if at any time the average closing bid price of the Company’s Common Stock over a consecutive ten (10) day period equals or exceeds $3.00 per share.

4. Operating Segments

      During 2000 and 2001, the Company had two reportable segments, bacterial vaccines and therapeutics. The following tables present information regarding the two segments for the three-month and six-month periods ended June 30, 2000 and 2001:

		Three Months Ended June 30, 2000

	Bacterial		Reconciling
Category	Vaccines	Therapeutics	Items	Total

Revenues	$—	$—	$27,108	$27,108

Research and development expenses	$1,089,631	$211,560	$—	$1,301,191

Loss from operations	$(1,089,631)	$(211,560)	$(544,398)	$(1,845,589)

Fixed asset acquisitions	$26,097	$37,456	$113,404	$176,957

Reconciling items include general and administrative expenses of $544,398 (net of reimbursable patent costs of $27,108) and corporate fixed asset acquisitions and construction in progress expenditures of $113,404.

		Three Months Ended June 30, 2001

	Bacterial		Reconciling
Category	Vaccines	Therapeutics	Items	Total

Revenues	$—	$—	$72,094	$72,094

Research and development expenses	$714,061	$398,480	$—	$1,112,541

Loss from operations	$(714,061)	$(398,480)	$(707,720)	$(1,820,261)

Fixed asset acquisitions	$—	$—	$36,772	$36,772

Reconciling items include general and administrative expenses of $707,720 (net of reimbursable patent costs of $72,094) and net corporate fixed asset acquisitions of $36,772.

		Six Months Ended June 30, 2000

	Bacterial		Reconciling
Category	Vaccines	Therapeutics	Items	Total

Revenues	$49,998	$—	$106,873	$156,871

Research and development expenses	$1,879,986	$428,163	$—	$2,308,149

Loss from operations	$(1,829,988)	$(428,163)	$(897,831)	$(3,155,982)

Fixed asset acquisitions	$129,705	$37,456	$72,047	$239,208

Reconciling items include general and administrative expenses of $897,831 (net of reimbursable patent costs of $106,873) and corporate fixed asset acquisitions and construction in progress expenditures of $72,047.

		Six Months Ended June 30, 2001

	Bacterial		Reconciling
Category	Vaccines	Therapeutics	Items	Total

Revenues	$17,000	$—	$102,959	$119,959

Research and development expenses	$1,580,916	$677,143	$—	$2,258,059

Loss from operations	$(1,563,916)	$(677,143)	$(1,307,849)	$(3,548,908)

Fixed asset acquisitions	$—	$—	$154,931	$154,931

Reconciling items include general and administrative expenses of $1,307,849 (net of reimbursable patent costs of $102,959) and net corporate fixed asset acquisitions and construction in progress transfers of $154,931.

5. Earnings Per Share

      Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period; the Company excluded 9,008,002 and 3,816,512 shares for 2000 and 2001, respectively, represented by warrants, stock options and/or convertible preferred stock from the earnings per share calculation as they are anti-dilutive. Net loss as reported was adjusted for a non-cash dividend accretion to determine the net loss applicable to common shareholders for the computation of basic or diluted earnings per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

      The Company is operating as a development stage enterprise.

      Revenues for the second quarter of 2001 consisted of $72,094 of reimbursable patent expenses pursuant to the Company’s strategic alliance with GlaxoSmithKline (“GSK”). Revenues for the six months ended June 30, 2001 totaled $119,959 and consisted of $102,959 of reimbursable patent expenses from GSK and $17,000 from a Small Business Technology Transfer contract.

      Revenues for the second quarter of 2000 consisted of $27,108 of reimbursable expenses. Revenues for the six months ended June 30, 2000 totaled $156,871 and consisted of $106,873 of reimbursable patent expenses from GSK and $49,998 from a Small Business Technology Transfer contract.

      Research and development expenses decreased 14.5% to $1,112,541 for the second quarter of 2001 as compared to $1,301,191 for the comparable period in 2000, and decreased 2.2% to $2,258,059 for the six months ended June 30, 2001 as compared to $2,308,149 for 2000. Decreases in personnel expenditures and patent expenses account for substantially all the decrease.

      General and administrative expenses in the second quarter of 2001 increased 36.4% to $779,814 as compared to $571,506 for the comparable period in 2000, and increased 40.4% to $1,410,808 for six months ended June 30, 2001 as compared to $1,004,704 for the comparable period in 2000. Increased expenditures in the second quarter of 2001 related to personnel, legal and insurance expenses. On May 1, 2001, the employment of the Vice President, Chief Financial Officer was terminated per the terms of his employment agreement, which resulted in a one-time severance payment of $176,005.

Liquidity and Capital Resources

      As a development stage company, the Company’s activities have been limited primarily to research and development involving its proprietary technologies, and accordingly, have generated limited revenues.

      Through early 2002, the Company will rely primarily upon the net proceeds of the private placements completed in March 2000 and July 2001 to fund its operations (see Note 3 to the financial statements). The Company anticipates that its research and development expenses will be substantial for the foreseeable future. The Company intends to pursue additional strategic alliances, technology licenses, and grants and contracts to help fund its research and development expenses.

      To sustain its research and development programs beyond that time, as well as to fund its future operations, the Company will continue to seek additional capital. In seeking additional capital, the Company continues to examine a range of possible transactions, including: additional strategic alliances; additional equity or debt public offerings and private placements; the exercise of currently outstanding warrants; additional grants and contracts; the sale and leaseback of existing assets; and research and development funding from third parties. However, there is no assurance that additional funds will be available from these or any other sources or, if available, that, the terms on which such funds can be obtained will be acceptable to the Company.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

      This quarterly report on form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that relate to future events or results are forward-looking statements. Without limiting the foregoing, the words “may”, “will”, “should”, “intends”, “estimates”, “predicts”, “potential”, “continue”, “believe”, “anticipates”, “plans”, “expects”, the negative of these terms or other comparable terminology are intended to identify forward-looking statements. These statements are only predictions. A number of factors could cause actual results to differ materially from those indicated by forward-looking statements. In evaluating forward-looking statements, you should consider: (i) the Company’s ability to fund its future operations; (ii) the Company’s ability to successfully complete product research and development, including preclinical and clinical studies and commercialization; (iii) the Company’s ability to obtain required governmental approvals; (iv) the Company’s ability to attract and/or maintain manufacturing, sales, distribution and marketing partners; and (v) the Company’s ability to develop and commercialize its products before its competitors. Further information concerning these and other risks and uncertainties is contained from time to time in our filings with the Securities and Exchange Commission. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, the Company cannot guarantee future results, events or conditions, levels of activity, performance or achievements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a results of new information, future events or otherwise.

PART II OTHER INFORMATION

ITEM 2.         CHANGE SECURITIES AND USE OF PROCEEDS

      On July 3, 2001, the Company raised approximately $3.0 million in a private placement of 3,000 shares of its Series B Convertible Preferred Stock to certain qualified institutional buyers. The Company also issued to these buyers (i) Class E Warrants for the purchase of up to an aggregate of 750,000 shares of the Company’s Common Stock and (ii) Class F Warrants for the purchase of up to an aggregate of 375,000 shares of the Company’s Common Stock. The Company expects to use these net proceeds to fund working capital needs. The terms of this private placement are more fully described in the Company’s Form 8-K filed with the Securities and Exchange Commission on August 1, 2002 and incorporated by reference into this Form 10-QSB.

ITEM 4.         SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

      On June 20, 2001, the Company held its Annual Meeting of Stockholders. The following proposals were adopted by the votes specified below.

Election to the Board of Directors of the Company’s nominees – Charles J. Coulter and V. M. Esposito:

For	6,343,803

Against	43,930

The directors not elected at the Annual Meeting whose tenure continued after the Annual Meeting are:

Robert L. Curry and Donald Stark

Ratification of the appointment of Richard A. Eisner & Company, LLP as the independent accountants to audit the Company’s accounts for the fiscal year ending December 31, 2001:

For	6,367,783

Against	15,388

Abstained	4,562

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

      None

Reports on Form 8-K

      None

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTEX BIOLOGICS INC.

Date:	August 14, 2000	By:	/s/Jeffrey V. Pirone
Jeffrey V. Pirone Executive Vice President and Chief Financial Officer