Form 10QSB
period 2001-09-30
ANTEX BIOLOGICS INC
filed 2001-10-30
CIK 893692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001

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

12,234,680 shares of Antex Biologics Inc. Common Stock, $.01 par value, were outstanding as of October 26, 2001

Transitional Small Business Disclosure Format (check one):

Yes                          No                    X

Item 1. Financial Statements

Antex Biologics Inc.
(a development stage enterprise)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2001	2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,935,124	$10,876,186
Accounts and other receivables	77,836	53,332
Prepaid expenses	135,668	96,015

Total current assets	9,148,628	11,025,533
Property and equipment, net	743,706	790,973
Restricted cash and other assets	173,891	173,891

Total assets	$10,066,225	$11,990,397

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$687,117	$453,324
Deferred revenue	862,231	621,221
Deferred gain on sale of equipment, current portion	49,590	49,590

Total current liabilities	1,598,938	1,124,135
Deferred gain on sale of equipment and other liabilities	16,637	53,829

Total liabilities	1,615,575	1,177,964

Series B convertible preferred stock, $.01 par value, $1,000 liquidation value; 6,000 shares authorized; 3000 shares issued and outstanding; none in 2000	403,647	—

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding; 61,212 in 2000	—	612

Common stock, $.01 par value; 95,000,000 shares authorized; 12,234,680 issued and outstanding; 10,992,493 in 2000	122,346	109,925

Additional paid-in capital	37,720,485	35,476,166
Deficit accumulated during the development stage	(29,795,828)	(24,774,270)

Total stockholders’ equity	8,047,003	10,812,433

Total Liabilities and Stockholders’ Equity	$10,066,225	$11,990,397

The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months
	Ended September 30,
	2001	2000

Contract revenues	$87,945	$57,093

Research and development expenses	1,160,333	1,386,723
General and administrative expenses	740,345	808,361

Loss from operations	(1,812,733)	(2,137,991)

Interest income	96,017	216,823

Net loss	$(1,716,716)	$(1,921,168)

Non-cash dividend accretion attributable to beneficial conversion feature, and dividends accrued on preferred stock	(288,532)	(735,000)

Net loss applicable to common stockholders	$(2,005,248)	$(2,656,168)

Loss per basic and diluted common share	$(0.16)	$(0.25)

Weighted average common shares outstanding	12,234,680	10,683,660

The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months		August 3, 1991
	Ended September 30,		(inception) to
	2001	2000	September 30, 2001

Contract revenues	$207,904	$213,964	$17,139,780

Research and development expenses	3,418,393	3,694,872	30,787,204
General and administrative expenses	2,151,153	1,813,065	16,161,472

Loss from operations	(5,361,642)	(5,293,973)	(29,808,896)
Other income (expense):
Interest income	340,085	564,828	2,433,240
Interest expense	—	—	(708,357)
Cost of treasury shares	—	—	(1,711,814)

Net loss	$(5,021,557)	$(4,729,145)	$(29,795,827)

Non-cash dividend accretion attributable to beneficial conversion feature, and dividends accrued on preferred stock	(901,031)	(1,592,500)	(3,228,531)

Net loss applicable to common stockholders	$(5,922,588)	$(6,321,645)	$(33,024,358)

Loss per basic and diluted common share	$(0.50)	$(0.70)

Weighted average common shares outstanding	11,821,063	9,082,525

The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months		August 3, 1991
	Ended September 30,		(inception) to
	2001	2000	September 30, 2001

Operating activities:
Net loss	$(5,021,557)	$(4,729,145)	$(29,795,827)
Adjustments to reconcile net loss to net cash used in development stage activities:

Depreciation and amortization of property and equipment, net of amortization of deferred gain	174,303	145,081	795,673
Writedown of construction in progress	—	—	174,400
Amortization of deferred credits	(16,465)	(21,177)	(488,352)
Cost of treasury shares	—	—	1,711,814
Expense on issuance and/or vesting of common stock options	94,335	292,121	1,470,485

Changes in assets and liabilities:
Accounts and other receivables	(24,504)	10,890	(77,836)
Prepaid expenses and other	(39,653)	(53,851)	(46,717)
Accounts payable and accrued expenses	233,793	71,579	280,109
Deferred revenue	257,475	76,600	862,231
Due from affiliate	—	—	420,448

Net cash used in development stage activities	(4,342,273)	(4,207,902)	(24,693,572)

Investing activities:
Purchase of property and equipment	(164,228)	(270,064)	(1,647,553)
Increase in restricted cash	—	—	(146,600)

Net cash used in investing activities	(164,228)	(270,064)	(1,794,153)

(Continued)

The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months		August 3, 1991
	Ended September 30,		(inception) to
	2001	2000	September 30, 2001

Financing activities:
Net proceeds from sales of common stock and warrants	$(62,424)	$15,081,929	$26,525,084
Net proceeds from sale of preferred stock and warrants	2,588,561	—	2,988,750
Net proceeds from exercise of stock options and warrants	39,302	8,798	4,972,343
Proceeds from sale and leaseback agreement	—	—	2,164,792
Principal repayments on sale and leaseback agreement	—	—	(2,164,792)
Proceeds from issuance of notes payable	—	—	500,000

Net cash provided by financing activities	2,565,439	15,090,727	34,986,177

Net increase (decrease) in cash and cash equivalents	(1,941,062)	10,612,761	8,498,452
Cash and cash equivalents at beginning of period	10,876,186	1,706,275	436,672

Cash and cash equivalents at end of period	$8,935,124	$12,319,036	$8,935,124

Supplemental cash flows disclosures:
Cashless exercise of common stock options and warrants	$—	1,430,335	$4,426,009
Conversion of convertible preferred stock	12,242	—	$12,242
Notes payable and accrued interest converted to preferred stock	$—	$—	$509,109
Preferred stock dividends accrued	$52,500	—	$52,500
Sale and leaseback of property and equipment	$—	$—	$2,099,175
Contributed equipment	$—	$—	$247,957
Interest and income taxes paid	$—	$—	$699,248

The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Notes to Condensed Consolidated Financial Statements
September 30, 2001
(Unaudited)

1. Business

     Antex Biologics Inc. (the “Company”) is a biopharmaceutical company committed to improving human health by developing new products to prevent and treat infections and related diseases. With respect to its human bacterial vaccine research and development, the Company currently has strategic alliances with GlaxoSmithKline, Aventis Pasteur and the United States Department of Defense.

     Since its inception, the Company’s revenues have been generated solely from contracts in support of its research and development activities. As of September 30, 2001, the Company’s products are not sufficiently developed to generate sales on an ongoing basis. As a result, the Company is considered to be in the development stage.

     The accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2001, the Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2001 and 2000 and for the period from August 3, 1991 (inception) to September 30, 2001, and the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2001 and 2000 and for the period from August 3, 1991 (inception) to September 30, 2001, reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position of Antex Biologics Inc. and its subsidiary at September 30, 2001, and the consolidated results of their operations and their cash flows for the periods referred to above. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results anticipated for the fiscal year ending December 31, 2001.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2000 included in the Company’s Annual Report on Form 10-KSB.

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

3. Financing Activities

     In March 2000, the Company completed a private placement of equity securities (consisting of common stock, preferred stock and stock purchase warrants) resulting in gross proceeds to the Company of approximately $15,300,000. In April 2001, the preferred stock issued in the private placement was converted in its entirety into 1,224,242 shares of common stock. At September 30, 2001, 3,816,512 shares of common stock were reserved for future issuance for the Class A, Class C and Class D stock purchase warrants related to the private placement.

     In July 2001, the Company raised gross proceeds of approximately $3,000,000 (the “Initial Investment”) in a private placement of 3,000 shares of its Series B convertible preferred stock (the “Series B Preferred Stock”) to private investors (the “Purchasers”). The Series B Preferred Stock is convertible into the Company’s Common Stock at $2.00 per share, subject to adjustment under certain circumstances, and is redeemable under certain circumstances. The Company also issued to the Purchasers (i) Class E warrants for the purchase of up to an aggregate of 750,000 shares of the Company’s Common Stock at an exercise price of $2.50 per share and (ii) Class warrants for the purchase of up to an aggregate of 375,000 shares of the Company’s Common Stock at an exercise price of $3.00 per share, each subject to adjustments under certain circumstances. The Class E and Class F warrants expire on July 3, 2006. The Company and the Purchasers also entered into an agreement to register the shares of the Company’s Common Stock issuable upon conversion of the Series B Preferred Stock and exercise of the Class E and Class F warrants. The Company also granted the Purchasers the option at any time prior to April 2, 2002 to invest an equal amount on substantially the same terms and conditions as the Initial Investment. The Company may cancel the option if at any time the average closing bid price of the Company’s Common Stock over a consecutive ten (10) day period equals or exceeds $3.00 per share.

4. Disaggregated Financial Information

     The Company has two reportable segments, vaccines and therapeutics. The following tables present information regarding the two segments for the three-month and nine-month periods ended September 30, 2001 and 2000:

Three Months Ended September 30, 2000

			Reconciling
Category	Vaccines	Therapeutics	Items	Total

Contract revenues	$16,000	$—	$41,093	$57,093

Research and development expenses	$1,183,936	$202,787	$—	$1,386,723

Loss from operations	$(1,167,936)	$(202,787)	$(577,652)	$(1,948,375)

Fixed asset acquisitions	$2,190	$1,831	$26,835	$30,856

Reconciling items include reimbursable patent costs of $41,093; general and administrative expenses, net of reimbursable patent costs, of $577,652; and corporate fixed asset acquisitions and construction in progress expenditures of $26,835.

Three Months Ended September 30, 2001

			Reconciling
Category	Vaccines	Therapeutics	Items	Total

Contract revenues	$50,385	$—	$37,560	$87,945

Research and development expenses	$822,876	$337,458	$—	$1,160,334

Loss from operations	$(772,491)	$(337,458)	$(702,785)	$(1,812,734)

Fixed asset acquisitions	$3,753	$—	$5,544	$9,297

Reconciling items include reimbursable patent costs of $37,560; general and administrative expenses, net of reimbursable patent costs, of $702,785; and corporate fixed asset acquisitions of $5,544.

	Nine Months Ended September 30, 2000

			Reconciling
Category	Vaccines	Therapeutics	Items	Total

Contract revenues	$65,998	$—	$147,966	$213,964

Research and development expenses	$3,063,922	$630,950	$—	$3,694,872

Loss from operations	$(2,997,924)	$(630,950)	$(1,430,339)	$(5,059,213)

Fixed asset acquisitions	$131,895	$39,287	$98,882	$270,064

Reconciling items include reimbursable patent costs of $147,966; general and administrative expenses, net of reimbursable patent costs, of $1,430,339; and corporate fixed asset acquisitions and construction in progress expenditures of $98,882.

	Nine Months Ended September 30, 2001

			Reconciling
Category	Vaccines	Therapeutics	Items	Total

Contract revenues	$67,385	$—	$140,519	$207,904

Research and development expenses	$2,403,792	$1,014,601	$—	$3,418,393

Loss from operations	$(2,336,407)	$(1,014,601)	$(2,010,633)	$(5,361,641)

Fixed asset acquisitions	$114,505	$—	$49,723	$164,228

Reconciling items include general and administrative expenses of $2,010,633 (net of reimbursable patent costs of $140,519) and corporate fixed asset acquisitions of $49,723.

5. Earnings Per Share

     Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period; the Company excluded 8,550,811 and 6,610,600 shares for 2001 and 2000, respectively, represented by warrants, stock options and/or convertible preferred stock from the earnings per share calculation as they are anti-dilutive. The total number of shares excluded for 2001 does not include shares potentially issuable with respect to dividends on the Series B preferred stock; the number of such shares is to be determined based on the fair value of the Company’s common stock at the dividend date. Net loss as reported was adjusted for a non-cash dividend accretion and accrued dividend payable to determine the net loss applicable to common stockholders for the computation of basic or diluted earnings per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATION

Results of Operations

     The Company is in its development stage.

     Contract revenues for the third quarter of 2001 consisted of $37,560 of reimbursable patent expenses pursuant to the Company’s strategic alliance with GlaxoSmithKline (“GSK”) and $50,385 from research contracts. Reimbursable patent and contract revenues for the nine months ended September 30, 2001 totaled $207,904 and consisted of $140,519 of reimbursable patent expenses from GSK and $67,385 from research contracts.

     Revenues for the third quarter of 2000 were $57,093, and included $41,093 of reimbursable patent expenses pursuant to the strategic alliance with GSK. Revenues for the nine months ended September 30, 2000 totaled $213,964 and included $147,966 of reimbursable patent expenses and $49,998 from research contracts.

     Research and development expenses decreased 16% to $1,160,333 for the third quarter of 2001 as compared to $1,386,723 for the comparable period in 2000, and decreased 7% to $3,418,393 for the nine months ended September 30, 2001 as compared to $3,694,872 for 2000. Decreases in personnel expenditures and patent expenses account for substantially all the decrease.

     General and administrative expenses in the third quarter of 2001 decreased 8% to $740,345 as compared to $808,361 for the comparable period in 2000, and increased 19% to $2,151,153 for nine months ended September 30, 2001 as compared to $1,813,065 for the comparable period in 2000. Increased expenses in 2001 related to personnel, legal and insurance expenses. In the second quarter 2001, the Company’s former Vice President and Chief Financial Officer was terminated pursuant the terms of his employment agreement, which resulted in approximately $175,000 in severance payments. In the third quarter 2001, the Company’s President and Chief Operating Officer was terminated pursuant the terms of his employment agreement, which resulted in approximately $110,000 in severance payments.

Liquidity and Capital Resources

     As a development stage company, the Company’s activities have been limited primarily to research and development involving its proprietary technologies and accordingly, have generated limited revenues.

     Through mid-2002, the Company will rely primarily upon the net proceeds of the private placements completed in March 2000 and July 2001 to fund its operations (see Note 3 to the financial statements). The Company anticipates that its research and development expenses will be substantial for the foreseeable future. The Company intends to pursue additional strategic alliances, technology licenses, and grants and contracts to help fund its research and development expenses.

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

PART II OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

     On July 3, 2001, the Company raised approximately $3.0 million in a private placement of 3,000 shares of its Series B Convertible Preferred Stock to certain qualified institutional buyers. The Company also issued to these investors (i) Class E Warrants for the purchase of up to an aggregate of 750,000 shares of the Company’s Common Stock and (ii) Class F Warrants for the purchase of up to an aggregate of 375,000 shares of the Company’s Common Stock. The Company expects to use these net proceeds to fund working capital needs. The terms of this private placement are more fully described in the Company’s Form 8-K filed with the Securities and Exchange Commission on August 1, 2001 and incorporated by reference into this Form 10-QSB.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     None

Reports on Form 8-K

     Current Report on Form 8-K was filed with the Commission on August 1, 2001.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTEX BIOLOGICS INC

Date:	October 29, 2001	By:	/s/Jeffrey V. Pirone
Jeffrey V. Pirone Executive Vice President and Chief Financial Officer