Form 10KSB40
period 2001-12-31
ANTEX BIOLOGICS INC
filed 2002-03-05
CIK 893692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

      Issuer’s revenues for the fiscal year ended December 31, 2001 were $864,585.

      As of February 22, 2002, the aggregate market value of the Common Stock held by non-affiliates of the Issuer based upon the closing sales price on the American Stock Exchange of such stock on that date was $16,917,419.

      At February 22, 2002, there were 12,304,856 shares of Common Stock of the Registrant outstanding.

Document Incorporated by Reference

      Portions of the definitive Proxy Statement for the Registrants’ 2002 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

      Transitional Small Business Disclosure Format   Yes ☐  No ☒

      This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that relate to future events or results are forward-looking statements. Without limiting the foregoing, the words “may,” “will,” “should,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects,” the negative of these terms or other comparable terminology are intended to identify forward-looking statements. These statements are only predictions. A number of factors could cause actual results to differ materially from those indicated by forward-looking statements. In evaluating forward-looking statements, you should consider: (i) the Company’s ability to fund its future operations; (ii) the Company’s ability to successfully complete product research and development, including preclinical and clinical studies and commercialization; (iii) the Company’s ability to obtain required governmental approvals; (iv) the Company’s ability to attract and/or maintain manufacturing, sales, distribution and marketing partners; and (v) the Company’s ability to develop and commercialize its products before its competitors. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, the Company cannot guarantee future results, events or conditions, levels of activity, performance or achievements.

PART I

Item 1.     Description of Business

      Antex Biologics Inc., together with its wholly owned subsidiary Antex Pharma Inc. (hereinafter referred to collectively as “Antex” or the “Company”), is a biopharmaceutical company committed to developing and marketing new products to prevent and treat chronic bacterial infections and related diseases.

      Antex has developed three platform technologies. Antigen Receptor Technology (“ART”) and Nutriment Signal Transduction (“NST”) enhance the Company’s ability to discover disease-specific proteins. The Company has also developed a Virulence Expression Profiling (“VEP”) platform, which uses functional genomics to profile and identify disease-specific proteins. These technologies form the basis for the Company’s proprietary vaccine and antibiotic products.

Products

      The Company is currently conducting research and development activities, including discovery, preclinical analysis and animal trials, and human clinical trials, with respect to various biopharmaceutical products including prophylactic and therapeutic vaccines and antibiotics to prevent and/or eradicate bacterial infections.

     Vaccines

      A cost-effective means of preventing disease and death from infectious microbes is immunization. Antigens are foreign substances, such as microbes or parts thereof, which trigger a body’s defense mechanism mediated by the immune system. Immunity occurs when the host immune system encounters these antigens and initiates an immune response to subsequently recognize and react with the foreign agent and thereby “neutralize” the microbe. Immunity can be induced by administering a microbial antigen in the form of a vaccine. Vaccination stimulates the immune system, initiating an immune response and creating immunological memory to provide protection against a potential infection. Vaccines have been a primary component of pediatric health-care, and are becoming an important element of adult health-care. In general, the current commercially available vaccines address acute infections and provide only preventative protection (i.e., they do not have therapeutic potential). The Company’s prophylactic and therapeutic vaccines present a new approach to the treatment of chronic bacterial infections.

      The Company’s vaccines address three major categories of bacterial infections: enteric infections; sexually transmitted infections; and respiratory infections.

     Vaccines Against Enteric Infections

      HELIVAX (a vaccine against enteric diseases caused by Helicobacter pylori)

      H. pylori is a chronic infection present in all parts of the world. Discovered in 1983, Helicobacter (“H.”) pylori is now recognized as the predominant cause of duodenal and peptic ulcers. Scientists estimate that this bacterium leads to 90 percent of duodenal ulcers and 80 percent of peptic ulcers in humans. This organism generally infects the young and can be present for many years before causing symptoms. The prevalence of infection increases with age, with greater than 90 percent of people by age 20 in developing countries and 50-60 percent of people over 60 in developed countries infected with this bacterium. The Centers for Disease Control and Prevention (“CDC”) estimates that two-thirds of the world’s population is infected with H. pylori, including over 30% of all Americans. More recently, H. pylori has been associated with stomach cancers and, as such, is the only bacteria classified by the World Health Organization (“WHO”) as a Class 1 carcinogen. H. pylori has also been associated with Sudden Infant Death Syndrome.

      The Company is developing a vaccine for the prevention and eradication of H. pylori infection. Using NST technology, the Company produces H. pylori bacteria that are antigenically enhanced when compared to conventionally grown H. pylori. HELIVAX is composed of these NST bacteria which have been inactivated and combined with a mucosal adjuvant. The Company has shown in preclinical animal models and human clinical trials that HELIVAX is well tolerated and generates both mucosal and systemic immune responses. The animal studies showed that the vaccine works both prophylactically (it prevents infection from H. pylori) and therapeutically (it clears H. pylori infection). The Company has U.S. and foreign patents issued and pending claiming compositions and methods of using the H. pylori inactivated whole cell vaccine.

      In 1999 the Company completed a Phase IA human clinical trial under a U.S. Food and Drug Administration (“FDA”) Investigational New Drug Application (“IND”). This randomized double-blinded, placebo-controlled clinical trial was conducted to assess the safety and immunogenicity of a three-dose regimen of HELIVAX in volunteers with and without H. pylori infection. The orally administered vaccine was generally well tolerated and caused no serious adverse events and did not exacerbate the H. pylori infection in the asymptomatic volunteers. HELIVAX generated strong immune responses, both systemically and locally to H. pylori in both uninfected and asymptomatic H. pylori infected individuals.

      A Phase IB clinical trial was completed in 2001. This human clinical trial assessed safety and immune responses following administration of higher doses and different formulations of HELIVAX as compared to the vaccine used in the Phase IA trial. All formulations and dosages were found to be safe and did not cause any adverse clinical events. Additionally, the vaccine stimulated serum, mucosal and salivary antibodies against H. pylori.

      The Company has initiated a Phase II human clinical trial, and expects to begin clinical testing in mid-2002.

      ACTIVAX (a combination vaccine against enteric diseases caused by Campylobacter jejuni, Shigella spp. and enterotoxigenic Escherichia (“E.”) coli)

      Diseases caused by the consumption of contaminated food and water are the most prevalent illnesses afflicting travelers and are serious problems for military troops deployed overseas. Enteric bacteria, including Campylobacter jejuni, Shigella and E. coli (ETEC), are the most common causes of these diseases, which can include gastritis, acute diarrhea, high fever, dehydration, severe dysentery and often death. International public health officials estimate that Campylobacter jejuni alone causes 400 to 500 million cases of diarrhea worldwide each year, and it is the number one food-borne pathogen in the U.S. E. coli (ETEC) is estimated to cause more than 600 million cases of mild to severe diarrhea annually. Shigella is estimated to add more than 200 million cases annually worldwide and is an unusually virulent bacterium that causes endemic or epidemic dysentery with high death rates. Together, these bacteria are responsible for more than one billion cases of travelers’ diseases each year. Infections occur most frequently in overcrowded areas with poor sanitation and sub-standard hygiene, and can be transmitted through person-to-person contact and through contaminated food and unsafe water supplies.

      ACTIVAX is a multi-component vaccine designed to prevent and eradicate travelers’ diseases caused by Campylobacter jejuni, Shigella and E. coli (ETEC) bacteria. Each of the vaccine components may also be developed as individual vaccines. There are no vaccines on the market against these travelers’ diseases.

      The component of ACTIVAX that addresses Campylobacter jejuni (“CAMPYVAX”) has completed two Phase I and two Phase II human clinical trials. An additional Phase II human clinical trial is planned for mid-2002. Using NST technology, the Company has produced Campylobacter jejuni bacteria that are antigenically enhanced compared to conventionally grown Campylobacter jejuni. CAMPYVAX is an inactivated whole cell vaccine preparation combined with a mucosal adjuvant. The Company has shown in preclinical animal models that CAMPYVAX is well tolerated and generates both mucosal and systemic immune responses. The animal studies showed that the vaccine is effective at preventing infection from Campylobacter jejuni. The Company has several US and foreign patents issued or pending claiming compositions and methods of using the Campylobacter jejuni inactivated whole cell vaccine.

      In 1994, the Company entered into a five-year Cooperative Research and Development Agreement (“CRADA”) with the United States Navy whereby the Navy will support and conduct clinical trials of CAMPYVAX. See “Collaborative Agreements.” In 2000, the CRADA was extended to 2005. Two Phase I and two Phase II clinical trials have been completed. The first Phase I clinical study demonstrated the safety and immunogenicity of the inactivated NST-Campylobacter jejuni whole cell preparation. The second Phase I clinical study demonstrated the safety and immunogenicity of CAMPYVAX (the vaccine preparation consisting of the inactivated NST-Campylobacter jejuni whole cells in combination with a mucosal adjuvant).

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

      The objectives of the second Phase II clinical trial, a randomized, double-blind, placebo-controlled trial completed in 2000, were to compare the safety and immune response achieved following four doses of the vaccine with that achieved following a two-dose regimen during the first Phase II clinical trial. Vaccine recipients achieved a ten-fold increase in fecal antibodies compared to baseline, significantly higher than observed following the two-dose regimen. Over 85 percent of vaccine recipients were found to have antibody secreting white blood cells, higher than that found among those who received the two-dose regiment; 85 percent of individuals who received four doses of the vaccine showed an increase in cellular immunity; a 12-fold increase was observed among vaccine recipients. These cellular immune responses were also higher than those seen among those who received the two-dose regimen, and comparable to the levels observed following infection with Campylobacter.

      The Shigella component of ACTIVAX has completed preclinical studies and analyses and has proven to be safe and effective. A Phase I human clinical was recently initiated and is expected to be completed in 2002. The Phase I trial is designed to test the safety and immunogenicity of a vaccine against Shigella sonnei infection; the vaccine has been developed using the Company’s proprietary NST technology. In 1999, the Company received a Small Business Technology Transfer Program (“STTR”) contract from the U.S. Department of Defense, Department of the Army, for the preclinical development of the Shigella and E. coli (ETEC) components of this multivalent vaccine. During 2000, the Company was awarded a follow-on STTR contract to conduct the Phase I clinical trial of the Shigella component of the vaccine.

      The E. coli (ETEC) component of ACTIVAX is completing preclinical evaluations with plans for human clinical trials in 2003. The combination ACTIVAX vaccine is currently scheduled to start its first human clinical trial in 2003.

     Vaccines Against Sexually Transmitted Infections

      TRACVAX (a vaccine against sexually transmitted diseases caused by Chlamydia trachomatis)

      In the U.S., almost 12 million cases of sexually transmitted urogenital diseases occur annually. By age 21, approximately one out of every five young people has required treatment for a sexually transmitted disease. The most prevalent sexually transmitted diseases in the world are caused by Chlamydia (“C.”) trachomatis bacteria. Millions of people suffer from cervicitis, Pelvic Inflammatory Disease, infertility, ectopic pregnancies and symptomatic urethritis caused by C. trachomatis. In the U.S. during 1995, approximately 477,000 new cases were reported to the CDC, more than any other infectious disease. A common problem is that these infections can progress unnoticed for a long period of time, particularly in women, until severe symptoms occur. Many times, once the symptoms do occur the damage, such as infertility, is irreversible. The CDC estimates there are more than 3.5 million additional cases undiagnosed and unreported in the U.S. each year.

      Globally, the WHO estimates about 90 million new cases of urogenital diseases caused by C. trachomatis emerge each year. Because C. trachomatis also causes trachoma, the world’s most common form of preventable blindness, the WHO estimates Chlamydia is responsible for at least 15 percent of the world’s blindness and over 90 percent of preventable blindness.

      Using functional genomics, the Company has identified two families of proteins that are being evaluated for their use as vaccines for this chronic infection. The Company has cloned the genes, produced recombinant vectors, expressed and purified many of the proteins within the two families. These antigens have completed evaluation in preclinical studies; the Company is initiating a Phase I human clinical trial of TRACVAX and expects to begin testing in mid-2002.

      Additionally, the Company identified through its proprietary ART an outer membrane protein from C. trachomatis and has cloned and expressed the protein’s gene. The Company has shown in a preclinical animal model that the recombinant subunit vaccine generates an immune response and protected animals from infertility caused by Chlamydial infections.

      GONOVAX (a vaccine against sexually transmitted diseases caused by Neisseria gonorrhoeae)

      Gonorrhoea, caused by Neisseria (“N.”) gonorrhoeae, is the second most common sexually transmitted disease worldwide. It is the most frequently reported communicable disease in the U.S., with three to four million cases reported annually. This organism causes diseases including gonococcal urethritis, pelvic inflammatory disease and pneumonia. There is no vaccine on the market for gonorrhoea.

      The Company has identified a protein in N. gonorrhoeae using functional genomics. This protein has been cloned and expressed recombinantly, and GONOVAX will be evaluated in preclinical models as a potential subunit vaccine. The Company has U.S. and foreign patents pending with respect to this vaccine.

     Vaccines Against Respiratory Infections

      TWARVAX (a vaccine against respiratory diseases caused by Chlamydia pneumoniae vaccine)

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

      The Company has identified a protein in C. pneumoniae using functional genomics. This protein has been cloned and expressed recombinantly, and TWARVAX will be evaluated in preclinical models as a potential subunit vaccine to treat and prevent this chronic infection. The Company has U.S. and foreign patents pending with respect to this vaccine.

      The following respiratory vaccines have been licensed to partners for development pursuant to collaboration agreements. See “Collaborative Agreements.” Pursuant to the terms of the collaboration agreements, the Company’s partners (not the Company itself) control the development process and timing for the potential product.

      Middle Ear Infection (Otitis Media). Middle ear infections (otitis media) are the most frequent reason children visit doctors, and the most common cause of hearing loss in children. Eighty percent of all children will have at least one episode of otitis media and over $2 billion is spent annually for the care of otitis media in the U.S. Bacteria are a common cause of otitis media. In addition to Streptococcus pneumoniae, two of these bacteria are Haemophilus (“H.”) influenzae (nontypeable) and Moraxella (“M.”) catarrhalis. The current treatment of choice for otitis media is antibiotic therapy. However, because of the increase in the incidence of antibiotic resistant strains of these bacteria and the costs associated with the treatment of this disease, Antex and other companies are seeking to develop vaccines to prevent viral and bacterial infections that may lead to otitis media. The first such vaccine to prevent a range of serotypes of Streptococcus pneumoniae, was approved in the U.S. in 2000 for use in infants and children.

      The Pittsburgh Otitis Media Research Center estimates that H. influenzae nontypeable is present in over 25% of otitis media infections. The Company has identified a specific protein of H. influenzae and has successfully cloned the gene for production of the protein.

      In 1994, the Company entered into a license agreement with Aventis Pasteur under which the Company granted to Aventis Pasteur an exclusive worldwide license, other than in the Asia-Pacific region, to develop, manufacture and sell one or more vaccines based on the Company’s proprietary H. influenzae protein. Aventis Pasteur is evaluating this vaccine in human clinical studies and has completed Phase I studies that showed the vaccine is safe and generates an immune response in healthy adults, adolescents and infants. See “Collaborative Agreements.”

      Pneumonia. Pneumonia is the fifth leading cause of death in the U.S., with approximately 2.5 million cases occurring in the U.S. annually. In addition to otitis media, H. influenzae nontypeable and M. catarrhalis are causative agents for acute pneumonia in adults, particularly the elderly. The Company has identified two proprietary outer membrane proteins from M. catarrhalis for development of potential subunit vaccines. These M. catarrhalis antigens for use as human vaccines have been licensed to GlaxoSmithKline, which is responsible for further development and possible commercialization of these vaccines. See “Collaborative Agreements.”

      Bacterial Meningitis. Bacterial meningitis is a serious infection involving the membranes surrounding the brain and spinal cord, and complications can be serious, including brain damage and a high incidence of death (greater than 15% even with antibiotic therapy). Three of the most common infectious agents that cause bacterial meningitis include H. influenzae (Type B and nontypeable), M. catarrhalis and N. meningitidis. N. meningitidis is a respiratory pathogen that causes invasive meningococcal infections primarily in children younger than five years of age and travelers to countries recognized to have epidemic disease. Currently available vaccines provide protection against specific serogroups of N. meningitidis. The Company, using both ART and NST, has identified novel proteins to develop a subunit vaccine that may provide protection across the major serogroups of N. meningitidis. These antigens have been licensed to GlaxoSmithKline. See “Collaboration Agreements.”

     Antibiotics

      The Company believes that the market for antibiotics presents an attractive opportunity to leverage its three proprietary platforms to develop therapeutic antibiotics.

      The Company is seeking to discover compounds that kill or reduce the virulence for either a specific bacterium and/or a broad range of bacteria, particularly hospital-acquired, or nosocomial, infections. Major nosocomial pathogens include Staphylococcus aureus, Streptococcus spp., Enterococci spp., Pseudomonas spp., Mycobacteria spp. and Enterobacter spp., including E. coli and Klebsiella.

      Staphylococci are one of the most common causes of community- and hospital- acquired infections. Streptococci and Enterococci are comprised of four groups of organisms, some of which are normally harmless and some are severely pathogenic. Two of the most severe forms of invasive Streptococci are necrotizing fasciitis (“flesh eating”) and the rapidly progressing streptococcal toxic shock syndrome. The most common treatments for these infections are antibiotics such as methicillin and more recently vancomycin.

      The number of antibiotic-resistant bacteria is continuing to increase, and the economic and human costs of antibiotic resistance continue to rise. Mortality and hospital length of stay are at least doubled for resistant strains of these pathogens. Antex’s drug discovery programs are focused on pathogens that have increasing resistance to the currently available antibiotics. Resistance to methicillin is common. In fact, in many U.S. hospitals, strains of Staphylococci are resistant to all available antimicrobials except vancomycin. Recently, there have been reported cases of reduced susceptibility to vancomycin. Resistance poses several problems, including the lack of available antibiotics for treating infections, and the possibility that the resistance genes may be transferred to other microorganisms.

      Antex’s lead antibiotic candidate, AP-158, is a topical antibiotic targeted to treat serious skin and soft tissue bacterial infections, including diabetic and decubitus ulcers. AP-158 is being developed to treat methicillin-resistant Staphylococci (“MRSA”) and vancomycin-resistant Enterococci (“VRE”) infections, as well as other organisms that are becoming increasingly resistant to available antibiotics. AP 158 has completed preclinical evaluations. A Phase I human clinical trial is currently scheduled to begin in the second half of 2002.

      Antex has designed four new chemical entity (“NCE”) core structures, which, according to worldwide patent and literature searches, are novel and proprietary to Antex. Patent applications have been filed claiming compositions, uses and processes for their preparation. Based on the scope of the claims, the Company has a proprietary position on approximately 2.5 million compounds per core structure, or ten million compounds within the four series. Compounds are being synthesized and evaluated for activity against a panel of bacteria. All compounds are initially screened for minimal inhibitory concentrations against gram positive and gram negative bacteria, including antibiotic sensitive and resistance strains.

      Antex has identified several compounds as active specifically against H. pylori that are being pursued as specific agent antibacterials. In addition to these compounds, Antex is evaluating other core structures for potential development; several have been identified as active against a broad range of bacteria including spore-forming bacteria such as Bacillus cereus and Bacillus anthracis.

      Identification of specific drug targets is also an essential step in developing candidate compounds. The Company uses its specific functional genomics expertise and know-how in combination with ART and NST to identify potential molecular targets for drug discovery. Acceptable targets are either those that are essential for the life of the pathogen or are virulence factors. Additionally, the target must be divergent between the pathogen and host, so that modification and/or disruption of the target will attenuate or kill the microbe, and/or inhibit its virulence, without a detrimental impact on the host. Antex has identified several potential drug targets that may be useful for drug discovery.

      In 2000, the Company obtained a worldwide, exclusive license from the University of Maryland to develop, produce and market new antibiotic peptides, distinct from currently marketed antibiotics, to conquer antibiotic-resistant bacteria. These new antibiotic peptides have been shown to kill a broad spectrum of disease-causing bacteria, including the major resistant nosocomial pathogens MRSA, VRE, Streptococcus, Pseudomonas, Escherichia coli, and Klebsiella. The peptides have also shown to have activity against spore-forming bacteria such as Bacillus cereus and Bacillus anthracis. Under the terms of the agreement, Antex will be responsible for preclinical and clinical development of these new antibiotics, and the University of Maryland will be entitled to receive milestone and royalty payments following successful completion of clinical trials and commercialization, respectively. The Company is currently beginning its research on these peptides.

      Also in 2000, the Company obtained worldwide exclusive rights from the University of Maryland for a family of peptides intended to treat serious lung disorders by suppressing the harmful overproduction of mucus. Many lung disorders, including chronic bronchitis, asthma, cystic fibrosis and bronchiectasis result in over-secretion of airway mucus and are exacerbated by bacterial infection. Mucus is normally excreted in small amounts by cells lining the airways of the lung and plays an important role in host defense against inhaled particles, including bacteria and viruses. Over-secretion (hypersecretion) of this mucus is a serious, often fatal, problem because it clogs airways making it difficult and sometimes impossible to breathe. Currently no drug is available to specifically control this mucus hypersecretion. Under the terms of this agreement, Antex will be responsible for preclinical and clinical development of these peptides, and the University of Maryland will be entitled to receive royalty payments upon commercialization. The Company is currently beginning its research on these peptides.

Technology

      The Company’s early research focused on identifying carbohydrates, proteins and lipids that acted as host receptors recognized by bacteria, and the particular bacterial adhesin proteins that bound these receptors. The methods developed and the tools identified through this research were the foundation for the Company’s proprietary ART platform technology. Later, Antex discovered that adding components identified in mucus and other natural environmental signals to laboratory cultures effected certain changes in laboratory grown bacteria. Methods were developed to analyze virulence properties of many bacteria and to determine critical environmental signals that affected the virulence expression in these bacteria. This research led to the development of the Company’s NST platform technology. The Company is capitalizing on the explosion of genomics information by integrating its NST and ART technologies with its strong capabilities in functional genomics to identify and produce recombinant proteins for vaccine and drug discovery. The Company has also developed its VEP platform, the application of genomic expression profiling and functional genomics to identify and characterize disease-specific proteins (proteomics), which could facilitate the development of novel prophylactic and therapeutic products. Virulence factors and disease-related proteins that have not previously been characterized may be identified among a broad range of bacteria. Optimal vaccine antigens may be identified from among these proteins, as well as targets for therapeutic intervention using existing or newly synthesized small molecules to inhibit protein activity or expression. The Company may also identify bacterial proteins that are homologous with proteins found in humans, with the intent of facilitating the identification of potential drug targets to prevent or treat autoimmune and inflammatory diseases such as rheumatoid arthritis, diabetes, and inflammatory bowel disease.

ART (Antigen Receptor Technology)

      Carbohydrates and lipids have a variety of functions within the mammalian body. They serve as receptors of natural chemical signals such as hormones and neurotransmittors; as reservoirs of nutritional energy. Others function in cell to cell adhesion and communication, and some lipids make up the architecture of the plasma membranes of individual mammalian cells. These particular cell membrane lipids were once thought to function only to maintain the shape and integrity of cells and to serve as a barrier between extracellular and intracellular environments. However, discoveries by the Company’s scientists and collaborators have revealed that certain carbohydrates, lipids and some proteins (i.e., glycolipids and phospholipids) within mammalian host cells play a major role in the pathogenesis of infection by serving as receptors for bacterial attachment and as nutrients for growth of bacteria.

      Generally, the first step in the process of microbial infection is the attachment of microbes to the surface of host cells through a binding process known as adhesion. The Company developed ART to study the precise molecular events that underlie microbial adhesion to host cell receptors. Much like a lock and key, adhesins (the “key”), which are surface proteins on the outer membrane or cell wall of microbes recognize only particular molecular conformations and bind to specific, complementary receptors (the “lock”) on the host cell surface. The Company believes that certain microbial adhesins may be critical elements in providing a microbe access to the host cell by attaching to the corresponding protein, carbohydrate or lipid receptor, thereby facilitating the growth and subsequent infection of the microbes. The tools and reagents of ART technology are used by the Company to develop products that interfere with the interactions of bacterial attachment. These products include vaccines, particularly subunit adhesin vaccines, novel therapeutics including receptor-antibiotic conjugate drugs and soluble receptors, and diagnostics.

      To date, using ART the Company has identified the molecular structure of host cell receptors, including carbohydrates, lipids and proteins, for more than 60 microbes or microbial toxins. Once the receptor is identified, the Company then uses it as a tool to identify and purify the corresponding microbial adhesin. Sufficient quantities of the adhesins are produced for preclinical and clinical testing either by isolating the “native” protein from the original microbe or by producing a “recombinant” protein in another microbe.

      One of the most difficult problems inherent in vaccine development is that microbes of the same species often exhibit strain-to-strain diversity with respect to the types of antigens on their surfaces. With such diversity in the composition of microbes of the same species, the effect of some vaccines targeted to a single strain of the microbe may be limited. The Company believes its proprietary ART may aid in circumventing the problems posed by strain diversity and antigen variations within strains. The Company has discovered that some adhesins that occur on the outer membrane or cell wall of certain species of microbes are the same throughout various strains within a given species (i.e., the adhesins are “conserved”). Based on data from preclinical animal models, the Company believes that vaccines aimed at stimulating the production of antibodies against these highly conserved adhesins should be effective in providing immunity to a wide variety of strains of a given species.

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

NST (Nutriment Signal Transduction)

      The behavior of a microbe during entry and invasion of the host is a balancing act between the microbe and the host. Pathogenic microbes require a specific environment and nutrients to survive, reproduce, and cause infection. The mucosal surface, where more than 90 percent of infections start, serves as a barrier to infections, but it can also serve as an environment for bacteria to survive and grow. Antex found that certain microbes use substances found in the mucus as nutriment sources. This led to the development of methodology to examine bacterial virulence properties and the discovery of particular factors present in the host environment that were necessary for microbes to be pathogenic. NST is the regulation of bacterial growth and/or virulence by important physiological nutriments. Physiological nutriments include natural chemicals and other environmental conditions, such as temperature and oxygen content, that bacteria normally encounter in the body.

      By identifying the particular chemicals and conditions in the host that transduce bacteria and enhance the expression of virulence properties, Antex can duplicate in the laboratory the specific environment found in the host. Antex has shown that NST grown bacteria express antigens and other virulence factors that more closely resemble those seen within the body as compared to bacteria grown using traditional laboratory conditions. Therefore, these expressed antigens or antigenically enhanced microbes create biological mimicry important for producing more potent vaccines for inducing immunity against an infectious agent.

      Moreover, Antex has discovered that the in vitro antibiotic sensitivity of these “biological mimics” may be more similar to that of bacteria within an infected host than conventionally grown bacteria. Because the profile of antibiotic susceptibility or resistance of NST-bacteria may be more closely related to the in vivo sensitivity of bacteria, the identification of novel antibiotics should be facilitated through the use of NST-grown bacteria. Antex has discovered that some of the newly expressed virulence factors of NST-bacteria are metabolic proteins, which may be novel targets for drug discovery and development of novel antibacterial compounds. Therefore, NST also provides a platform to investigate and develop novel substances to down regulate, or modify, the growth and/or virulence of pathogenic bacteria or kill virulent bacteria.

VEP (Virulence Expression Profiling)

      Antex’s VEP technology combines NST together with genomic expression profiling in an effort to identify genes required for virulence and disease manifestation. The application of this technology enhances product discovery and development. The search for antimicrobial drug targets has traditionally followed the path of random screening. Crude natural products and/or small molecule libraries were screened in vitro for antibacterial activity using broad panels of clinically relevant bacteria. Biochemical and genetic approaches were then employed to define the impaired physiological functions. Once the protein target had been defined and characterized, the target would be used as a rapid screening tool to identify more potent and therapeutically acceptable analogues among collections of structurally diverse small molecules.

      While this traditional approach has lead to the identification of several major drug targets, the process is limited by a biased understanding of bacterial physiology. Essentially all the knowledge concerning bacterial physiology, and the genes related to these processes, has been derived through the study of organisms grown by standard laboratory cultivation methodologies. Low recovery of cell mass and the presence of contaminating host material has hindered the physiological analysis of pathogenic microbes recovered directly from host tissues. As a result, the understanding of metabolic processes and functions necessary for in vivo survival, in vivo persistence, and the proteins that are required for infection and manifestation of disease is incomplete.

      Over the last four years, the complete genome sequences of more than twenty-one microbes have been publicly reported including E. coli, the most comprehensively studied microbial organism. The emergence of DNA microarray technology now provides a means to simultaneously measure messenger RNA expression from all genes in the genome at single locus resolution. Bacterial gene expression on a global level is now being studied at both the qualitative (which genes are being expressed) and quantitative (transcript modulation) levels. This comparative process, genomic expression profiling, may identify novel virulence factors and virulence-associated functions.

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

Collaborative Agreements

      The Company has a collaborative research and development arrangement with GlaxoSmithKline (“GSK”). As part of this arrangement, GSK has licensed from the Company various vaccine product candidates for certain infectious diseases. GSK must use commercially reasonable efforts to develop marketable products from these product candidates. Pursuant to this arrangement, GSK is responsible for:

•	conducting and funding clinical trials, manufacturing product, and marketing the licensed vaccines;

•	reimbursing the Company for expenses incurred, prosecution and maintenance of the Company’s patents and patent applications pertaining to the licensed vaccines; and

•	making milestone payments and royalties to the Company as it progresses the licensed vaccines through development and into commercial production.

      Pursuant to provisions of the arrangement, since 1996 GSK has paid the Company approximately $12,740,000 for research and development funding, patent prosecution and milestone achievements (including $200,848 in 2001), and for an equity interest in the Company consisting of common stock and stock purchase warrants.

      The Company has a technology license agreement with Aventis Pasteur. Pursuant to this arrangement, the Company granted an exclusive license to develop, produce and market any product using the Company’s specific H. influenzae nontypeable protein in all countries other than those in the Asia-Pacific region. Under the license agreement, Aventis Pasteur must use commercially reasonable efforts to develop a marketable product. However, at its option and for good cause, Aventis Pasteur may cease development upon six months’ prior written notice to the Company and upon payment of all amounts due to the Company through the termination date, at which time the licensed technology reverts to the Company. The Company is entitled to milestone payments based on the licensee’s performance or the passage of time; the Company has received or accrued $1,550,000 in such milestone payments under this arrangement (including $500,000 accrued in 2001). Upon commercialization, Aventis Pasteur is obligated to pay a guaranteed minimum annual royalty to the Company on sales of any product incorporating the Company’s technology.

      In 1994, the Company entered into a CRADA with the United States Navy, whereby the Company granted Government Purpose License Rights to its Campylobacter jejuni vaccine. In exchange for the rights granted, the United States Navy agreed to conduct and fund the costs involved in Phase I, II and III clinical trials for the vaccine, subject to the availability of required funds. The Company retained all commercial rights to develop, produce and market any product involving its proprietary Campylobacter jejuni vaccine. Either party may terminate the CRADA upon thirty days written notice. In 2000, the CRADA was extended to 2005.

      In 2000, the Company was awarded a Small Business Technology Transfer Research contract for approximately $460,000 from the U.S. Army to assist in the development of a vaccine designed to fight infections and diseases caused by Shigella spp. Approximately $420,000 of this amount has been received by

December 31, 2001. The Company has recognized an estimated loss on this contract of approximately $115,000 (of which approximately $62,000 is accrued). Also in 2000, the Company was awarded a Small Business Innovation Research grant for approximately $68,000 from the U.S. Army related to the development of an oral microbead vaccine to protect U.S. troops against Campylobacter jejuni. The grant was completed in 2001 and all the funds have been received.

      The Company may continue to grant licenses to certain of its proprietary technologies, reagents, and vaccine and therapeutic products in exchange for license fees, royalty payments and other compensation. The Company anticipates seeking such arrangements with respect to technologies that it is unwilling or unable to pursue on its own.

Strategy for Commercial Development

      Antex seeks to develop and commercialize vaccine and antibiotic products to maximize long-term revenue, profitability and shareholder value. This effort must balance internal product development with licensing of product candidates and access to platform technologies to provide interim financial support via upfront, development milestone and royalty payments. In addition to the previously negotiated product candidate licensing agreements with GlaxoSmithKline and Aventis Pasteur, the Company will consider opportunities to license additional product candidates on a case-by-case basis.

      All the Company’s proposed products are in discovery, research, preclinical or clinical development. All potential vaccine and antibiotic products will require substantial additional research and development, preclinical testing, clinical trials and/or regulatory approvals from the appropriate governmental agencies prior to commercialization. See “Government Regulation.” The process from research to marketing requires significant expenditures over a number of years.

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

Production Capabilities

      The Company contracts for its vaccine and antibiotic manufacturing facilities. Such facilities have been and currently are being used for the production of the Company’s Campylobacter jejuni, H. pylori, Chlamydia trachomatis, M. catarrhalis, Shigella sonnei and its lead antibiotic preparations for clinical trial purposes. The facilities used operate in compliance with the FDA’s current Good Manufacturing Practices (cGMP). See “Government Regulation.” The Company anticipates that it will produce pilot and clinical trial lots of its other proposed vaccines at these or other third-party facilities.

Product Liability Risks

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

Regulatory Risks

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

      In order to obtain FDA approval to market a new biological or pharmaceutical product, the Company or its licensees must submit proof of product safety, purity, potency and efficacy, and reliable manufacturing capability, which will require the Company or its licensees to conduct extensive laboratory, preclinical and clinical tests. This testing, as well as preparation and processing of necessary applications, is expensive, time-consuming and often takes several years to complete. There is no assurance that the FDA will act favorably in making such reviews. The Company or its licensees may encounter significant difficulties or costs in their efforts to obtain FDA approvals, which could delay or preclude the Company or its licensees from marketing any products that it may develop. The FDA may also require post-marketing testing and surveillance to monitor the effects of marketed products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if problems occur following initial marketing, such as, compliance with regulatory standards is not maintained. With respect to patented products or technologies, delays imposed by governmental marketing approval processes may materially reduce the period during which the Company or its licensees will have the exclusive right to exploit patented products or technologies. See“Patents and Other Rights.” Refusals or delays in the regulatory process in one country may make it more difficult and time consuming for the Company or its licensees to obtain marketing approvals in other countries.

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

      In certain instances in which a treatment for a rare disease or condition is concerned, the manufacturer may request the FDA to grant the drug product Orphan Drug status for a particular use. In this event, the developer of the drug may request grants from the government to defray the costs of certain expenses related to the clinical testing of such drug and be entitled to marketing exclusivity and certain tax credits. The Company or its licensees may seek Orphan Drug designation in the future for proposed products. If these products are the first such products approved, the Company or its licensees may be entitled to seven year marketing exclusivity in the U.S. for these products once regulatory approval has been obtained. The seven-year period of exclusivity applies only to the particular drug for the rare disease or condition for which the FDA has designated the product an Orphan Drug. Therefore, another manufacturer could obtain approval of the same drug for an indication other than the Company’s or could seek Orphan Drug status for a different drug for the same indication.

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

      IND’s for the Campylobacter, H. pylori, and Shigella sonnei vaccines have been filed with, and the applications were accepted by, the FDA. The Company has entered into, and anticipates that it may in the future enter into, joint ventures, licensing or similar collaborative arrangements with one or more companies that will assume the costs and responsibility for clinical testing and for FDA and comparable foreign regulatory approval of any product which the Company may have in development. See “Strategy for Commercial Development.” To the extent that the Company is unable to enter into such arrangements or to raise additional capital, it may not have the resources to complete the regulatory approval process for such products.

Intellectual Property

      The Company hold rights to 29 U.S. patents and more than 75 international patents. The patents and patent applications relate to proteins, their corresponding genes and uses thereof, new chemical entities and to the Company’s ART and NST technologies. Collectively, the patents and patent applications include composition claims for anti-infective agents, enhanced bacteria, receptors and their corresponding adhesins or toxins, and method of use claims for the use of these compositions, for vaccines and for other antimicrobial products.

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

      Patent litigation is widespread in the biotechnology industry. There can be no assurance that others could not bring legal actions against the Company or its licensees for patent infringement. If the Company or its licensees becomes involved in such litigation, it could consume a substantial portion of the Company’s resources. The Company also may lack the financial resources to defend its patents against infringements by others.

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

Competition

      In its efforts to discover and develop new vaccines, antibiotics, and other therapeutics, the Company competes against a large number of companies, including large multinational pharmaceutical companies and smaller biotechnology companies that are actively engaged in similar discovery and development efforts. All the large multinational pharmaceutical companies and many of the other biotechnology companies have substantially greater financial and other resources, more extensive experience in conducting clinical testing and obtaining regulatory approvals for their products, greater operating experience, larger research, development and marketing staffs, and greater production capabilities than those of the Company.

      A few of the large multinational pharmaceutical companies and numerous biotechnology companies are engaged in vaccine discovery and development efforts.

•	The Company believes that Acambis (in conjunction with Aventis Pasteur), Chiron, and Astra Zeneca are engaged in efforts to develop vaccines against H. pylori, the bacteria targeted by its HELIVAX vaccine.

•	While other companies such as Aventis Pasteur and Acambis are engaged in the development of vaccines separately targeted to Campylobacter jejuni and enterotoxigenic E. coli, the Company is not aware of any other company that has under development a multivalent vaccine similar to its ACTIVAX vaccine. To the Company’s knowledge, its vaccine against Shigella sonnei is the only vaccine in clinical trials for the prevention of diseases caused by this bacterium.

•	The Company believes that Corixa (in conjunction with GlaxoSmithKline) and SIGA Technologies are engaged in efforts to develop vaccines against Chlamydia trachomatis, the bacteria targeted by its TRACVAX vaccine. The Company is not aware that any of these potentially competing products has entered clinical trials.

      Numerous other companies also may be engaged in discovery and development efforts with regard to the vaccine products that the Company has under development that are not publicly known. Any of these competitors may succeed in developing products that are more effective or less costly than the products that the Company is seeking to develop.

      Virtually all the large multinational pharmaceutical companies and many smaller biotechnology companies also are engaged in new antibiotic discovery and development efforts. These new products are at various stages in the research and development and clinical testing process.

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

Employees

      At December 31, 2001, the Company had 36 full-time employees, of which 27 were in research and development. None of the employees is represented by a labor union. The Company considers its employee relations to be good.

Item 2.     Description of Property

      The Company leases approximately 24,000 square feet of laboratory and office space in Gaithersburg, Maryland, pursuant to a ten-year lease entered into in December 1998. The facility is equipped as a biotechnology research facility. The Company believes that its space will provide facilities sufficient for the Company’s planned activities for at least the next twelve months, with the exception of the need for an animal facility and a pilot plant. The Company currently contracts for these services from existing facilities and intends to continue to do so for the foreseeable future.

Item 3.     Legal Proceedings

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

Price Range of Common Stock

      The common stock, par value $.01, of the Company (“Common Stock”) was quoted on the OTC Bulletin Board until August 24, 2000 when the Common Stock began trading on the American Stock Exchange (“AMEX”) under its symbol ANX. The range of high and low closing bid prices for the Common Stock for the period January 1, 2000 through August 23, 2000 as reported by the OTC Bulletin Board is presented below. Such quotations reflect interdealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. The range of high and low closing sale prices for the Common

Stock for the period from August 24, 2000 through December 31, 2001 are as reported by AMEX. Prices have been adjusted to reflect the Company’s one-for-five reverse stock split in July 2000.

2000	High	Low

1st Quarter	$29.84	$2.70
2nd Quarter	13.75	5.31
3rd Quarter	8.75	3.63
4th Quarter	4.00	1.75

2001

1st Quarter	$4.00	$1.38
2nd Quarter	2.59	0.85
3rd Quarter	1.85	0.95
4th Quarter	2.90	1.05

      As of February 22, 2002, there were approximately 208 holders of record of the Common Stock.

Dividend Policy

      The Company has not paid dividends on its Common Stock and does not anticipate that any cash dividends will be paid in the foreseeable future. The Company is required to pay dividends on its Series B Convertible Preferred Stock in semi-annual amounts equal to 3 1/2% of liquidation value. The Company has the option to pay such dividends in cash or shares of common stock. The first such dividend on the Series B Convertible Preferred Stock was declared and paid on January 15, 2002, in 70,176 shares of common stock.

Item 6.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The Company is a biopharmaceutical company committed to developing and marketing new products to prevent and treat chronic bacterial infections and related diseases. The Company is devoting substantially all its resources to research and product development (including preclinical and clinical development). The Company’s products are not sufficiently developed to generate sales and cash flows on an ongoing basis and, as such, the Company is considered to be in the development stage.

Results of Operations

      Revenues for 2001 totaled $864,585 and included $200,848 of reimbursable patent expenses from GlaxoSmithKline, $500,000 of milestone achievements by Aventis Pasteur, and $163,737 from various grants and contracts. Revenues for 2000 totaled $349,612 and included $177,014 of reimbursable patent expenses from GSK and $172,598 from grants and contracts. Revenues were $2,620,337 in 1999.

      Research and development expenses include the costs of discovery, basic research, and preclinical and clinical development. Research and development expenses in 2001 of $4,817,507 were 3% less than 2000 expenses of $4,988,913. Research and development expenses were $4,595,375 in 1999. The higher level of such expenses in 2000 in comparison to 1999 and 2001 was largely attributable to the costs of two human clinical trials performed in 2000. Selling, general and administrative expenses in 2001 increased 28% to $3,096,313 from $2,414,808 in 2000. Selling, general and administrative expenses were $1,640,260 in 1999. The increase in selling, general and administrative expenses in 2001 is attributable primarily to an increase in investor relations efforts, one-time severance costs for several management-level personnel, and increased facility costs. The increase in these expenses from 1999 to 2000 was primarily attributable to an increase in investor relations efforts and personnel costs.

      The decrease in interest income in 2001 from 2000 reflects a decrease in the average balance of cash and investments outstanding during the year. The Company raised approximately $15,300,000 in cash capital in the spring of 2000 and $3,000,000 in the summer of 2001. These increases in cash balances were offset by continuing losses from the Company’s operating activities.

      The Financial Accounting Standards Board has recently issued several statements of financial accounting standards, including statement 141 “Business Combinations,” statement 142 “Goodwill and Other Intangible Assets,” statement 143 “Accounting for Asset Retirement Obligations,” and statement 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company expects that the adoption of these pronouncements will not materially impact its financial results.

Liquidity and Capital Resources

      As a development stage company, the Company’s operating activities have been limited primarily to research and product development (including preclinical and clinical development) and, accordingly, have generated limited revenues.

      The Company to date has raised sufficient funds from investors and other financing from its strategic alliances to sustain its research and product development activities, including approximately $18,300,000 of equity capital in 2001 and 2000. The Company has approximately $7,100,000 in cash and cash equivalents at December 31, 2001. However, based on the current level of operating cash requirements and capital expenditures expected for 2002 and 2003, the Company will require additional funding to continue its operations beyond 2002. Possible sources of funds include additional or expanded strategic alliances, additional equity or debt public offerings and/or private placements, and additional grants and contracts.

      While the Company previously has been successful in raising additional capital, there can be no assurance that it will be able to raise sufficient capital to continue its current level of operations beyond 2002. If the Company is unsuccessful in its efforts to obtain sufficient financing, the Company will be required to reduce or cease operations, or enter into a business combination transaction that would involve the merger or sale of the Company.

      The Company currently plans to increase its total employees from its 2001 year-end total of 36 to approximately 60 by the end of 2002, subject to obtaining additional financing. Pursuant to the provisions of its facility lease, the Company’s minimum lease payments commitment for 2002 is approximately $725,000.

Item 7.  Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ANTEX BIOLOGICS INC.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Antex Biologics Inc.
Gaithersburg, Maryland

      We have audited the accompanying consolidated balance sheet of Antex Biologics Inc. (a development stage enterprise) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and the cumulative amounts presented for the period from August 3, 1991 (inception) to December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Antex Biologics Inc. and subsidiary as of December 31, 2001 and 2000 and the consolidated results of their operations and their consolidated cash flows for the years then ended and the period from August 3, 1991 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ RICHARD A. EISNER & COMPANY, LLP

RICHARD A. EISNER & COMPANY, LLP

New York, New York
February 8, 2002

ANTEX BIOLOGICS INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	December 31

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$7,119,354	$10,876,186
Accounts and other receivables	587,384	53,332
Prepaid expenses	109,659	96,015

Total current assets	7,816,397	11,025,533
Property and equipment, net	706,741	790,973
Restricted cash and other assets	173,891	173,891

Total assets	$8,697,029	$11,990,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$813,039	$453,324
Deferred revenue	839,567	604,756
Deferred gain on sale of equipment, current portion	49,590	49,590

Total current liabilities	1,702,196	1,107,670
Deferred rent, gain on sale of equipment and other	150,245	70,294

Total liabilities	1,852,441	1,177,964

Series B Convertible Preferred Stock, $.01 par value; $1,000 per share stated and liquidation value; 8,000 shares authorized; 3,000 shares issued and outstanding; none in 2000	639,679	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; Series A Convertible Preferred Stock – none issued and outstanding; 61,212 in 2000	—	612
Common stock, $.01 par value; 95,000,000 shares authorized; 12,234,680 shares issued and outstanding; 10,992,493 in 2000	122,346	109,925
Additional paid-in capital	37,515,898	35,476,166
Deficit accumulated during the development stage	(31,433,335)	(24,774,270)

Total stockholders’ equity	6,204,909	10,812,433

Total liabilities and stockholders’ equity	$8,697,029	$11,990,397

The accompanying notes are an integral part of these financial statements.

ANTEX BIOLOGICS INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,		August 3, 1991
			(Inception) to
	2001	2000	December 31, 2001

Contract revenues	$864,585	$349,612	$17,796,461
Research and development expenses	4,817,507	4,988,913	32,186,318
Selling, general and administrative expenses	3,096,313	2,414,808	17,106,632

	7,913,820	7,403,721	49,292,950

Loss from operations	(7,049,235)	(7,054,109)	(31,496,489)
Interest income	390,170	758,302	2,483,325
Interest expense	—	—	(708,357)
Other	—	—	(1,711,814)

Net loss	(6,659,065)	(6,295,807)	(31,433,335)
Dividend accretion attributable to beneficial conversion feature, and dividends on preferred stock	(1,189,564)	(2,327,500)	(3,517,064)

Net loss applicable to common stockholders	$(7,848,629)	$(8,623,307)	$(34,950,399)

Net loss per common share:
Basic and assuming dilution	$(0.66)	$(0.90)

Weighted average common shares outstanding:
Basic and assuming dilution	11,925,317	9,536,274

The accompanying notes are an integral part of these financial statements.

ANTEX BIOLOGICS, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Periods from August 3, 1991 (Inception) to December 31, 2001

	Series A					Deficit
	Preferred Stock		Common Stock			Accumulated	Treasury Stock
					Additional	During the
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Development Stage	Shares	Cost	Total

Initial capitalization ($.20 per share), as previously reported	—	$—	390,830	$3,908	$74,093	$—	—	$—	$78,001
Adjustment to reflect one-for-five reverse split of common shares	—	—	(312,664)	(3,126)	3,126	—	—	—	—
Net loss	—	—	—	—	—	(941,145)	—	—	(941,145)

Balance at December 31, 1991	—	—	78,166	782	77,219	(941,145)	—	—	(863,144)
Sale of common stock for cash, January 1992 ($23.05 per share)	—	—	8,686	87	199,913	—	—	—	200,000
Sale of common stock for cash, February 1992 ($34.50 per share)	—	—	23,160	231	799,769	—	—	—	800,000
Issuance of common stock for services, March 1992 to July 1992 ($10.00 per share)	—	—	—	—	383,014	—	—	—	383,014
Conversion of notes payable into preferred stock, September 1992 ($22.40 per share)	22,740	227	—	—	508,882	—	—	—	509,109
Sale of preferred stock for cash, September 1992 ($22.40 per share)	17,866	179	—	—	400,010	—	—	—	400,189
Issuance of preferred stock upon exercise of warrants, September 1992 ($9.60 per share)	9,380	94	—	—	89,906	—	—	—	90,000
Issuance of common stock for cash ($5.00 per share) and services ($5.00 per share), October 1992	—	—	15,000	150	149,850	—	—	—	150,000
Conversion of preferred stock into common stock, December 1992	(49,986)	(500)	49,986	500	—	—	—	—	—
Sale of common stock and warrants for cash, December 1992 ($24.18 per unit, net of offering costs of $1,396,893 or $5.82 per unit)	—	—	240,000	2,400	5,800,827	—	—	—	5,803,227
Net loss	—	—	—	—	—	(2,415,723)	—	—	(2,415,723)

Balance at December 31, 1992	—	—	414,998	4,150	8,409,390	(3,356,868)	—	—	5,056,672
Sale of common stock and warrants for cash, January 1993 ($26.34 per unit, net of offering costs of $131,723 or $3.66 per unit)	—	—	36,000	360	947,917	—	—	—	948,277
Stock-based compensation	—	—	—	—	64,011	—	—	—	64,011
Net loss	—	—	—	—	—	(2,725,902)	—	—	(2,725,902)

Balance at December 31, 1993	—	—	450,998	4,510	9,421,318	(6,082,770)	—	—	3,343,058
Net loss	—	—	—	—	—	(3,040,032)	—	—	(3,040,032)

Balance at December 31, 1994	—	—	450,998	4,510	9,421,318	(9,122,802)	—	—	303,026
Sale of common stock and warrants for cash, March and April 1995 ($39,972 per unit, net of offering costs of $706,971 or $10,028 per unit)	—	—	2,014,326	20,143	2,797,887	—	—	—	2,818,030
Registration costs	—	—	—	—	(107,530)	—	—	—	(107,530)
Net loss	—	—	—	—	—	(3,131,059)	—	—	(3,131,059)

Balance at December 31, 1995	—	—	2,465,324	24,653	12,111,675	(12,253,861)	—	—	(117,533)
Issuance of exchange option, May 1996 ($1.85 per share, net of costs of $351,082)	—	—	—	—	979,166	—	—	—	979,166
Issuance of common stock upon exercise of Class B Warrants and stock options, May to August 1996 ($2.50 per share, net of related costs of $214,811)	—	—	2,030,612	20,306	4,841,413	—	—	—	4,861,719
Net income	—	—	—	—	—	535,435	—	—	535,435

Balance at December 31, 1996	—	—	4,495,936	$44,959	17,932,254	(11,718,426)	—	—	6,258,787

The accompanying notes are an integral part of these financial statements.

(continued)

ANTEX BIOLOGICS, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Periods from August 3, 1991 (Inception) to December 31, 2001

	Series A					Deficit
	Preferred Stock		Common Stock			Accumulated	Treasury Stock
					Additional	During the
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Development Stage	Shares	Cost	Total

Issuance of common stock upon exercise of stock options, October 1997	—	$—	125	$1	$428	$—	—	$—	$429
Net loss	—	—	—	—	—	(442,676)	—	—	(442,676)

Balance at December 31, 1997	—	—	4,496,061	44,960	17,932,682	(12,161,102)	—	—	5,816,540
Forfeiture of escrowed shares, May 1998	—	—	(58,332)	(583)	583	—	—	—	—
Cashless exercise of Placement Agent’s unit purchase option, September 1998 ($121,430 per unit)	—	—	1,409,742	14,097	2,981,577	—	684,726	(1,283,860)	1,711,814
Issuance of common stock for services, October 1998 ($1.45 per share)	—	—	10,000	100	14,400	—	—	—	14,500
Net loss	—	—	—	—	—	(2,833,687)	—	—	(2,833,687)

Balance at December 31, 1998	—	—	5,857,471	58,574	20,929,242	(14,994,789)	684,726	(1,283,860)	4,709,167
Exercise of exchange option, September 1999	—	—	719,053	7,191	(7,191)	—	—	—	—
Issuance of amended and restated warrant, September 1999	—	—	—	—	502,540	—	—	—	502,540
Cancellation of treasury stock, September 1999	—	—	(684,726)	(6,847)	(1,277,013)	—	(684,726)	1,283,860	—
Net loss	—	—	—	—	—	(3,483,674)	—	—	(3,483,674)

Balance at December 31, 1999	—	—	5,891,798	58,918	20,147,578	(18,478,463)	—	—	1,728,033
Issuance of common stock upon exercise of stock options	—	—	38,081	380	70,513	—	—	—	70,893
Sale of preferred stock, common stock, and warrants for cash, March 2000 ($3.30 per unit, net of related costs of $312,453)	44,545	445	3,743,573	37,436	14,943,457	—	—	—	14,981,338
Consulting expense in connection with warrants issued (April and August 2000)	—	—	—	—	234,760	—	—	—	234,760
Cashless exercise of SmithKline’s warrant, May 2000 ($1.85 per warrant)	—	—	773,154	7,732	1,422,603	—	74,113	(1,430,335)	—
Cancellation of treasury stock, July 2000	—	—	(74,113)	(741)	(1,429,594)	—	(74,113)	1,430,335	—
Issuance of common stock for warrants, August 2000	—	—	620,000	6,200	(6,200)	—	—	—	—
Issuance of preferred stock as compensation in private placement, August 2000	16,667	167	—	—	(167)	—	—	—	—
Stock-based compensation	—	—	—	—	93,216	—	—	—	93,216
Net loss	—	—	—	—	—	(6,295,807)	—	—	(6,295,807)

Balance at December 31, 2000	61,212	612	10,992,493	109,925	35,476,166	(24,774,270)	—	—	10,812,433
Issuance of common stock upon exercise of options	—	—	17,945	179	39,123	—	—	—	39,302
Conversion of Series A convertible preferred stock	(61,212)	(612)	1,224,242	12,242	600,870	—	—	—	612,500
Sale of series B convertible preferred stock (allocated portion), net	—	—	—	—	2,420,947	—	—	—	2,420,947
Dividend accretion attributable to beneficial conversion feature					(1,084,564)				(1,084,564)
Stock-based compensation					125,780	—	—	—	125,780
Registration costs					(62,424)				(62,424)
Net loss	—	—	—	—	—	(6,659,065)	—	—	(6,659,065)

Balance at December 31, 2001	—	$—	12,234,680	$122,346	$37,515,898	$(31,433,335)	—	$—	$6,204,909

The accompanying notes are an integral part of these financial statements.

ANTEX BIOLOGICS INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,		August 3, 1991
			(Inception) to
	2001	2000	December 31, 2001

OPERATING ACTIVITIES
Net loss	$(6,659,065)	$(6,295,807)	$(31,433,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment, net of amortization of deferred gain on sale/ leaseback and equipment	239,733	196,724	861,103
Amortization of deferred credits	(16,465)	(28,236)	(488,352)
Other expenses	—	—	1,711,814
Writedown of construction in progress	—	—	174,400
Stock-based compensation	125,780	327,976	1,501,930

Changes in operating assets and liabilities:
Accounts and other receivables	(534,052)	51,434	(587,384)
Prepaid expenses	(13,644)	(33,928)	6,583
Other assets	—	—	(27,291)
Accounts payable, accrued expenses and other liabilities	505,722	156,153	552,038
Deferred revenue	234,811	46,600	839,567
Due from affiliate	—	—	420,448

Net cash used in operating activities	(6,117,180)	(5,579,084)	(26,468,479)

INVESTING ACTIVITIES
Purchase of property and equipment	(205,091)	(303,236)	(1,688,416)
Increase in restricted cash	—	—	(146,600)

Net cash used in investing activities	(205,091)	(303,236)	(1,835,016)

FINANCING ACTIVITIES
Net proceeds from sales of common stock and warrants and the exchange option	—	14,981,338	26,587,508
Net proceeds from exercise of warrants and stock options	39,302	70,893	4,972,343
Registration costs	(62,424)	—	(62,424)
Proceeds from sale and leaseback agreement	—	—	2,164,792
Principal repayments on sale and leaseback agreement	—	—	(2,164,792)
Proceeds from issuance of notes payable	—	—	500,000
Net proceeds from sale of preferred stock and warrants	2,588,561	—	2,988,750

Net cash provided by financing activities	2,565,439	15,052,231	34,986,177

Net (decrease) increase in cash and cash equivalents	(3,756,832)	9,169,911	6,682,682
Cash and cash equivalents at beginning of period	10,876,186	1,706,275	436,672

Cash and cash equivalents at end of period	$7,119,354	$10,876,186	$7,119,354

Supplemental cash flow disclosures:
Cashless exercise of common stock options and warrants	$—	$1,430,335	$4,426,009
Notes payable and accrued interest converted to preferred stock	—	—	509,109
Conversion of convertible preferred stock into common stock	612,500	—	612,500
Sale and leaseback of property and equipment	—	—	2,099,175
Capitalized equipment	—	—	247,957
Interest paid	—	—	699,248

The accompanying notes are an integral part of these financial statements.

1.     Organization

      Antex Biologics Inc. (“Antex” or the “Company”) is a biopharmaceutical company committed to developing and marketing new products to prevent and treat chronic bacterial infections and related diseases. The Company is devoting substantially all its resources to research and product development (including preclinical and clinical development) and has no product sales. As such, the Company is considered to be in the development stage.

      The Company has raised funds from investors and other financing from its strategic alliances to sustain its research and product development activities, including gross proceeds of $3,000,000 in 2001. However, based on the operating cash requirements and capital expenditures expected for 2002 and 2003, the Company believes that it will require additional funding to continue its current level of operations beyond 2002. Possible sources of funds include additional or expanded strategic alliances, additional equity or debt public offerings and/or private placements, proceeds from the exercise of outstanding options and warrants, and additional grants and contracts. While the Company previously has been able to raise additional capital, there can be no assurance that it will be able to raise sufficient capital to continue its operations beyond 2002. If the Company is unable to obtain sufficient financing or generate sufficient revenues, the Company will be required to reduce or cease operations, or consider entering into a business combination transaction that would involve the merger or sale of the Company.

2.     Summary of Significant Accounting Policies

Basis and Preparation of Consolidated Financial Statements

      The consolidated financial statements include the accounts of Antex and its wholly owned subsidiary, Antex Pharma Inc. All material transactions and accounts between the consolidated entities have been eliminated in consolidation.

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically assesses and evaluates those estimates and assumptions. Actual results could differ from those estimates.

      Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation. In July 2000, the Company implemented a one-for-five reverse stock split (the “Reverse Stock Split”). Earnings per share and related share data have been restated to reflect the impact of the Reverse Stock Split.

Revenue Recognition

      Antex recognizes revenues on long-term grants and contracts using the percentage of completion method of accounting. Pursuant to these contracts, revenue is recognized based on actual costs incurred in relation to total estimated costs to complete the contract. To the extent that estimated costs of completion are adjusted, revenue recognized from a particular contract will be affected in the period of the adjustment. Anticipated contract losses are recognized as they become known. Cash payments received in advance of revenue being recognized are deferred on the balance sheet.

      The Company recognizes reimbursements from its various strategic alliances as revenues when the related expenses are incurred by the Company. Milestone payments are recognized as revenue when the milestone is achieved and the revenue is earned.

Research and Development Costs

      Research and development costs are expensed as incurred.

Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires companies to (i) recognize as expense the fair value of all stock-based awards or (ii) continue to apply the provision of Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and provide pro forma operating results and pro forma per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provision of APB 25 and provide the pro forma disclosure in accordance with the provisions of SFAS 123.

Income Taxes

      The Company recognizes income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Valuation allowances are used to reduce net deferred tax assets to the amount considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances.

Earnings (Loss) Per Share and Comprehensive Income (Loss)

      Earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Earnings (loss) per common share assuming dilution is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares and potentially dilutive shares outstanding during the period. In 2001, the Company excluded 2,875,483 and 4,941,512 shares, respectively, related to outstanding stock options and stock purchase warrants, and 1,500,000 potentially dilutive shares relating to the assumed conversion of its Series B Convertible Preferred Stock because they are anti-dilutive.

      The Company does not have items of comprehensive income (loss) other than net loss.

Cash and Cash Equivalents

      The Company invests its excess cash in a liquid money market fund with a major commercial bank. The Company considers the money market fund investment and all short-term, highly liquid investments with a maturity of three months or less on the date of purchase to be cash equivalents.

Property and Equipment

      Property and equipment acquired are stated at cost and are depreciated on a straight-line basis over the underlying asset’s estimated useful life, typically five years. Leasehold improvements are amortized over shorter of its useful life or the term of the lease. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in net income (loss) for that year.

      The Company’s policy is to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of the impairment is measured as the difference between the asset’s estimated fair value and its book value. Given the inherent risks within the biotechnology and biopharmaceuti-

cal industries, it is possible that the Company’s current expectation that it will recover the carrying amount of its long-lived assets from future operations or alternative uses could change.

3.     Capital Transactions

      In July 2001, the Company raised gross proceeds of approximately $3,000,000 in a private placement of 3,000 shares of its 7% Series B Convertible Preferred Stock (the “Series B Stock”). The Series B Stock is convertible into the Company’s common stock at $2.00 per share, subject to (i) certain anti-dilution adjustments and (ii) the attainment of certain operational milestones, all of which have been satisfied. The Series B Stock automatically converts into common stock on the earlier of (i) July 3, 2004 or (ii) any time after July 3, 2003 provided the per share market value of the Company’s common stock has exceeded $4.00 for at least 20 consecutive trading days.

      The Company also issued Class E warrants to purchase up to an aggregate of 750,000 shares of the Company’s common stock at a price of $2.50 per share, and Class F warrants to purchase up to an aggregate of 375,000 shares of the Company’s common stock at $3.00 per share. The Class E and F warrants expire in July 2003, and the exercise prices of the warrants are subject to adjustment in certain limited circumstances. The Company also granted the purchasers the option at any time prior to April 2002 to invest an equal amount on substantially the same terms and conditions as the initial investment. The Company may cancel this option if at any time the average closing bid price of the Company’s common stock over a consecutive ten day period equals or exceeds $3.00 per share. The Company recognized a dividend of $472,064 in 2001 to reflect beneficial conversion feature of the Series B Stock, and recorded $105,000 for dividends on the Series B Stock paid in January 2002 using 70,176 shares of its common stock.

      The holders of the Series B Stock have the option to require the Company to redeem the Series B Stock for cash (in an amount equal to the market value of the underlying common stock or the stated value of the Series B Stock) if the Company (i) fails to honor a valid conversion notice, (ii) fails to keep a registration statement for the underlying common stock effective, (iii) is delisted or suspended from the American Stock Exchange, (iv) makes a defined unauthorized transfer, or (v) consummates a defined change in control transaction.

      In March 2000, the Company completed a private placement of equity securities resulting in gross proceeds to the Company of $15,293,790. Pursuant to the terms of the private placement, the Company offered and sold 3,743,573 A Units and 4,454,545 B Units.

      Each A Unit consisted of one share of common stock and five Class A Warrants. Each Class A Warrant has a five-year term and is exercisable to purchase 1/5 of a share of common stock at an exercise price of $1.50 (or $7.50 per share). The Company may redeem the Class A Warrants at a redemption price of $0.10 per warrant if (i) after September 15, 2001, the average market price of the common stock exceeds $7.50 per share for 20 consecutive trading days or (ii) after March 15, 2002, the average market price of the common stock exceeds $4.50 per share for 20 consecutive trading days.

      Each B Unit consisted of 1/100 of a share of Series A Convertible Preferred Stock (the “Series A Stock”) and one Class B Warrant. Each full share of the Series A Stock is convertible, at the option of the holder, into one full share of common stock. The Series A Stock had no dividend rights, had no special voting rights, and was entitled to participate in a dissolution and liquidation of the Company with the holders of common stock on an “as converted” basis. The terms of the Class B Warrants were identical to the Class A Warrants. The Company recognized a dividend of $2,940,000 over a one-year period ending in March 2001 to reflect beneficial conversion features of the Series A Stock.

      In connection with the financing, the Company paid total compensation consisting of: (i) 1,666,666 B Units; (ii) 3,409,091 Class C Warrants, each having a five-year term and exercisable to purchase 1/5 of a share of common stock at an exercise price of $0.66 (or $3.30 per share); (iii) 3,409,091 Class D Warrants, each having a five-year term and exercisable to purchase 1/5 of a share of common stock at an exercise price of $1.50 (or $7.50 per share); and (iv) $100,000 in cash.

      In August 2000, holders of all the Class B Warrants, 1,155,303 Class A Warrants, 2,799,091 Class C Warrants, and 2,799,091 Class D Warrants, exercisable in the aggregate to purchase 2,574,939 shares of the Company’s common stock, exchanged the warrants for an aggregate of 620,000 shares of the Company’s common stock. In April 2001, the Series A Stock was converted in its entirety into 1,224,242 shares of common stock.

4.     Strategic Alliances

      GlaxoSmithKline. In 1996, the Company entered into a joint venture arrangement with SmithKline Beecham Corporation and SmithKline Beecham Biologicals Manufacturing s.a. (“GlaxoSmithKline” or “GSK”) to develop and commercialize human bacterial vaccines using the Company’s proprietary technologies. In 1999 the arrangement was modified and a new license agreement signed. As a result of the modification, Antex acquired complete ownership of the joint venture technology and GSK received 719,052 shares of the Company’s common stock and a warrant to purchase 773,154 shares of the Company’s common stock at an exercise price of $1.85 per share, exercisable on or before September 1, 2003 (the “GSK Warrant”). The Company recognized an expense of $502,540 in 1999 in connection with the granting of the GSK Warrant.

      The new agreement licenses various vaccines for certain infectious diseases to GSK. Under the license agreement the Company is entitled to receive milestone payments and royalties and, subject to mutual agreement in the future, the reimbursement by GSK of expenses incurred by the Company for production lots of vaccines, the conduct of clinical trials, and the prosecution and maintenance of the Company’s patents and patent applications pertaining to the licensed technology. GSK is responsible for conducting clinical trials, manufacturing, and sales and distribution for the licensed vaccines.

      The agreement provided that the number of shares of Common Stock purchasable by GSK would increase by an additional 173,237 shares provided that GSK made timely scheduled research and development funding payments. Since a payment was not made timely in 1999, GSK was not issued additional warrants. GSK notified the Company that it disagrees that the delay in receipt of the payment negated GSK’s right to the increase. The Company and GSK have discussed this matter from time to time without resolution and the ultimate outcome is unknown. In 2000, GSK effected a cashless exercise of the GSK Warrant resulting in the issuance to GSK of 699,041 shares of Common Stock.

      The Company recognized revenue from these reimbursable arrangements of $200,848, $177,014, and $12,739,966 for the years ended December 31, 2001 and 2000, and for the period August 3, 1991 (inception) to December 31, 2001, respectively.

      Aventis Pasteur. In 1994, the Company entered into a technology license agreement with Aventis Pasteur, whereby the Company granted an exclusive license to develop, produce and market any product using the Company’s specific Haemophilus influenzae nontypeable protein in all countries other than those in the Asia-Pacific region. The Company received or accrued milestone payments pursuant to this arrangement through December 31, 2001 of $1,550,000, including $500,000 accrued in 2001. Upon commercialization, Aventis Pasteur is obligated to pay a guaranteed minimum annual royalty to the Company on sales of any product incorporating the Company’s technology.

      U.S. Department of Defense. In 1994, the Company entered into a Cooperative Research and Development Agreement (“CRADA”) with the U.S. Navy, whereby the Company granted Government Purpose License Rights to its vaccine designed to fight infection and diseases caused by Campylobacter jejuni bacteria. In exchange for the rights granted, the United States Navy agreed to conduct and fund the costs involved in Phase I, II and III clinical trials for the vaccine, subject to the availability of required funds. The Company retained all commercial rights to develop, produce and market any product involving the Campylobacter jejuni vaccine.

      In 2000, the Company was awarded a Small Business Technology Transfer Research contract for approximately $460,000 from the U.S. Army to assist in the development of a vaccine designed to fight infections and diseases caused by Shigella spp. The Company has received approximately $420,000 of this amount. The Company has recognized an estimated loss of approximately $115,000 (of which approximately $62,000 is accrued) related to this contract; the loss has been recorded as research and development expenses in the accompanying consolidated statement of operations. Also in 2000, the Company was awarded a Small Business Innovation Research grant for approximately $68,000 from the U.S. Army related to the development of an oral microbead vaccine to protect U.S. troops against Campylobacter jejuni. The grant was completed in 2001 and all the funds have been received.

      All the Company’s revenues and receivables in 2001 and 2000 were from GlaxoSmithKline, Aventis Pasteur or the U.S. Department of Defense.

5.     Disaggregated Financial Information

      The Company has two reportable product segments, Vaccines and Antibiotics. Vaccines contain all activity related to the Company’s efforts to develop, internally or through strategic alliances, human biologic vaccines. Antibiotics contain all activity related to the Company’s efforts to develop pharmaceutical drugs.

      The following tables present information regarding the two segments for 2001 and 2000:

	Year Ended December 31, 2001

			Reconciling
Category	Vaccines	Antibiotics	Items	Total

Revenues	$663,737	$—	$200,848	$864,585
Research and development expenses	$3,864,496	$953,011	$—	$4,817,507
Loss from operations	$(3,200,759)	$(953,011)	$(2,895,465)	$(7,049,235)
Fixed asset acquisitions	$212,096	$14,224	$(21,299)	$205,091

      Reconciling items include reimbursable patent costs of $200,848; selling, general and administrative expenses of $3,096,313; and corporate fixed asset acquisitions net of transferred construction in progress expenditures of ($21,299).

	Year Ended December 31, 2000

			Reconciling
Category	Vaccines	Antibiotics	Items	Total

Revenues	$172,598	$—	$177,014	$349,612
Research and development expenses	$4,218,502	$770,411	$—	$4,988,913
Loss from operations	$(4,045,904)	$(770,411)	$(2,237,794)	$(7,054,109)
Fixed asset acquisitions	$198,168	$39,287	$65,781	$303,236

      Reconciling items include reimbursable patent costs of $177,014; selling, general and administrative expenses of $2,414,808; and net corporate fixed asset acquisitions and construction in progress expenditures of $65,781.

6.     Property and Equipment

      Property and equipment consist of the following:

	December 31

	2001	2000

Laboratory equipment	$3,061,284	$2,834,964
Office equipment	266,539	234,748
Leasehold improvements	54,916	54,916
Construction in progress	—	53,020

	3,382,739	3,177,648
Accumulated amortization and depreciation	(2,675,998)	(2,386,675)

	$706,741	$790,973

7.     Income Taxes

      Significant components of net deferred tax assets are as follow:

	December 31

	2001	2000

Deferred tax assets:
Federal net operating loss carryforwards	$9,617,706	$7,588,534
State tax net operating loss carryforwards, net of federal tax benefit	1,306,877	1,016,576
Research and development tax credit carryforwards	226,090	226,090
Other deferred tax assets	599,330	280,200

	11,750,003	9,111,400
Valuation allowance	(11,750,003)	(9,111,400)

Net deferred tax asset	$—	$—

Change in Valuation Allowance	$2,638,603	$2,219,400

      Management has provided a valuation allowance against total deferred tax assets as of the balance sheet dates because the Company’s ability to generate sufficient future taxable income is uncertain. The difference between the federal statutory tax rate of 34% and the Company’s effective tax rate of 0% is primarily due to the increase in the valuation allowance on the Company’s deferred tax assets. Research and development tax credit carryforwards expire through 2010.

      As of December 31, 2001, the Company has net operating loss carryforwards of approximately $28,000,000 for federal and state tax reporting purposes, which expire beginning in 2006 through 2021. Due to certain changes in ownership, including the financings completed in July 2001 and March 2000, the Company’s ability to use its net operating loss carryforwards arising prior to March 2000 are limited and those net operating loss carryforwards arising prior to July 2001 may be limited pursuant to section 382 of the Internal Revenue Code.

8.     Commitments and Contingencies

      The Company has entered into a non-cancelable operating lease for approximately 24,000 square feet of office and laboratory space expiring in December 2008. The Company has an option to extend the lease for an additional five years. The lease provides for a tenant improvement allowance for renovation and expansion; such allowance is being repaid as additional rent over the term of the lease. The lease requires the Company to pay its pro-rata share of building operating expenses and administrative charges, and provides for an annual increase in the base rent.

      Future minimum lease payments are as follows:

Year	Amount

2002	$726,000
2003	739,000
2004	753,000
2005	768,000
2006	783,000
2007 and beyond	1,543,000

$5,312,000

      Rent expense was approximately $716,000, $692,000 and $3,366,000 for the years ended December 31, 2001 and 2000 and for the period August 3, 1991 (inception) to December 31, 2001, respectively. In the conduct of its research and development activities, the Company is subject to the risks associated with the handling of hazardous materials.

9.     Stock Option and Other Compensation Plans

1992 Directors’ Stock Option Plan

      In 1992, the Company adopted the 1992 Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan, as amended, provides for the grant of options to purchase up to an aggregate of 1,700,000 shares of the Company’s common stock to nonemployee directors. Under the Directors’ Plan, upon initial election to the Board, a director is granted options to purchase the number of shares of common stock equal to $20,000 ($10,000 if elected on or after the six-month anniversary of the most recent annual shareholders meeting) divided by the greater of the market price of the common stock on the date of grant or $0.50. Annually thereafter, each director is granted additional options to purchase the number of shares of common stock equal to $20,000 divided by the greater of the market price of the common stock on the date of the grant or $0.50. This annual option grant is supplemented tri-annually by an additional grant of options to purchase a number of shares of common stock equal to 150% of the number of shares covered by the annual grant. Vesting occurs quarterly in four equal installments over a period of one year following the date of grant. Options granted under the Directors’ Plan have a term of five years.

1992 Stock Option Plan for Employees

      In 1992, the Company adopted the 1992 Stock Option Plan for employees (the “Employees’ Plan”). The Employees’ Plan, as amended, provides for the grant of options to purchase up to an aggregate of 7,500,000 shares of the Company’s common stock. The Employees’ Plan provides for the issuance of incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”). The exercise price of ISOs must be at least equal to the fair market value of the Company’s common stock on the date of grant. Under the Employees’ Plan, ISOs and NQSOs may have a term of up to ten years.

      Stock options outstanding under these plans are as follows:

	Directors’ Plan		Employees’ Plan

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

December 31, 1999	107,304	$3.70	1,206,835	$4.00
Granted	7,869	$7.63	460,000	$3.90
Exercised	—	$—	(38,081)	$1.86
Expired	(1,504)	$5.00	(113,304)	$2.91

December 31, 2000	113,669	$3.96	1,515,450	$4.12
Granted	35,295	1.70	1,493,500	$1.67
Exercised	—	—	(17,945)	$2.19
Expired	(13,260)	9.05	(263,875)	$4.40
December 31, 2001	135,704	$2.87	2,727,130	$2.81

      The range of exercise prices for options outstanding at December 31, 2001 was $1.70 to $9.05 and $1.08 to $30.00 for the Directors’ Plan and the Employees’ Plan, respectively. Additional information regarding options outstanding and exercisable as of December 31, 2001 is as follows:

		Outstanding	Weighted Average	Weighted Average	Exercisable	Weighted Average
Exercise Price		Shares	Exercise Price	Life Remaining	Shares	Exercise Price

$1.08 to	$1.85	1,659,888	$1.62	9.0 years	322,959	$1.66
$2.00 to	$2.99	723,208	$2.49	5.0 years	573,708	$2.56
$3.38 to	$3.75	385,333	$3.48	8.1 years	128,458	$3.50
$5.00 to	$20.00	29,405	$8.84	3.1 years	29,405	$8.84
$30.00		65,000	$30.00	2.0 years	65,000	$30.00

		2,862,834	$2.81		1,119,530	$4.16

      The Company recognized compensation expense in 2001 and 2000 of $125,780 and $327,976, respectively, for stock options granted under the Employees’ Plan with an exercise price less than the quoted market price of the Company’s Common Stock on the date of grant. Had the Company determined compensation expense based on the fair value at the grant date for stock options, the Company’s net loss, net loss per common share (basic and assuming dilution) would have been $(7,920,000) and $(0.76), respectively, in 2001, and $(9,251,898) and $(0.97), respectively, in 2000.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2001	2000

Expected life (years)	8.75	8.75
Interest rate	4.82%	6.04%
Volatility	96.36%	96.36%
Dividend yield	0%	0%

      The weighted average remaining contractual life of options outstanding is 7.62 years and 6.64 years at December 31, 2001 and 2000, respectively. The weighted average fair value of the options granted was $1.29 and $3.96 per option for 2001 and 2000, respectively.

      During 2001, several officers separated employment with the Company. Outstanding stock options were not modified and are governed under their original terms.

Retirement Plan

      The Company has a 401(k) plan which covers all employees who have completed six months of service and are at least 21 years of age. Each eligible employee may potentially contribute up to 15% of their salary, subject to certain annual limits. The Company did not match employee contributions in 2001 and 2000.

Item 8.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      In April 2000, PricewaterhouseCoopers LLP resigned as the Company’s independent auditors and were replaced in July 2000 by the firm of Richard A. Eisner & Company, LLP. The Audit Committee of the Board of Directors approved the change in auditors. At the time of PricewaterhouseCoopers LLP’s resignation as the Company’s independent auditors, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to refer to the matter in their audit report.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The required information with respect to the identification of directors and executive officers will be contained under the captions “Election of Director” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 10.     Executive Compensation

      The required information with respect to executive compensation will be contained under the caption “Executive Compensation” in the Company’s proxy statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

      The required information with respect to security ownership of certain beneficial owners and management will be contained under the caption “Voting Securities and Principal Stockholders” in the Company’s proxy statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.     Certain Relationships and Related Transactions

      The required information with respect to certain relationships and related transactions will be contained under the caption “Certain Relationships and Related Party Transactions” in the Company’s proxy statement for the 2002 Annual Meeting of the Stockholders and is incorporated herein by reference.

PART IV

Item 13.     Exhibits and Reports on Form 8-K

Exhibits

Exhibit
No.	Description

3.1	Certificate of Incorporation(1)
3.2	Certificate of Merger relating to merger of BioCarb Inc. with and into the Registrant as filed with the Delaware Secretary of State on September 21, 1992(1)
3.3	Certificate of Ownership and Merger Merging Virgo Biologicals Inc. into MicroCarb Inc., dated August 16, 1996 (effecting the change in the corporate name from MicroCarb Inc. to Antex Biologics Inc.)(6)
3.4	Certificate of Amendment to Certificate of Incorporation, dated May 5, 1997 (increasing the authorized shares to 100 million)(4)
3.5	Certificate of the Voting Powers, Designations, Preferences and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series A Convertible Preferred Stock of Antex Biologics Inc., dated March 15, 2000(10)
3.6	Certificate of Amendment to Certificate of Incorporation, dated July 14, 2000 (effecting one-for-five reverse stock split)(11)
3.7	Certificate of Designation, Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Antex Biologics Inc.(14)
3.8	ByLaws, as amended(3)
4.1	Form of Common Stock Certificate(3)

Exhibit
No.	Description

9.1	Irrevocable Proxy and Standstill Agreement dated August 11, 2000 executed by Harbor Trust, The Blech Family Trust, Chassman Graphics, Inc., The Biotech Consulting Group, Incorporated, and David Blech(12)
*10.1	Amended and Restated Stock Option Plan, as amended(5)
*10.2	1992 Directors’ Stock Option Plan, as amended(5)
*10.3	Employment Agreement dated as of January 1, 2001 by and between the Company and V. M. Esposito(13)
*10.4	Employment Agreement dated as of May 16, 2001 by and between the Company and Alan Liss(15)
*10.5	Employment Agreement dated as of March 12, 2001 by and between the Company and Kyle W. Keese(15)
*10.6	Employment Agreement dated as of June 15, 2001 by and between the Company and Jeffrey V. Pirone(15)
10.7	Form of Confidentiality Agreement by and between the Company and its employees(1)
10.8	Form of Inventions Disclosure Agreement by and between the Company and its employees(1)
10.9	Form of Non-disclosure and Invention Assignment Agreement by and between the Company and its employees(1)
10.10	Stock Purchase Agreement dated as of July 17, 1991 by and between BioCarb AB and Howard C. Krivan, Ph.D.(2)
10.11	Lease effective December 1, 1998 by and between ARE-QRS Corp. and the Company(8)
10.12	Omnibus Agreement, dated September 13, 1999, by and among the Company, SmithKline Beecham Biologicals Manufacturing s.a., SmithKline Beecham plc, and MicroCarb Human Vaccines Inc.(9)
10.13	Research and Development, Research Support and License Agreement, dated September 13, 1999, between the Company and SmithKline Beecham plc (Certain confidential information omitted)(9)
10.14	Amended and Restated Warrant, dated September 13, 1999, issued by the Company to SmithKline Beecham Biologicals Manufacturing s.a.(9)
10.15	Amended and Restated Registration Rights Agreement, dated September 13, 1999, between the Company and SmithKline Beecham Biologicals Manufacturing s.a.(9)
10.16	Warrant Agreement, dated as of March 15, 2000, between the Company and American Stock Transfer & Trust Company, as warrant agent, with forms of Class A Warrant, Class B Warrant, Class C Warrant, and Class D Warrant attached(10)
10.17	Registration Rights Agreement, dated as of March 15, 2000, between the Company and each purchaser of Units or recipient of Warrants(10)
10.18	Agreement, dated as of March 15, 2000, between the Company and David Blech(10)
10.19	Securities Purchase Agreement dated as of July 3, 2001 by and among the Company and the parties listed on Schedule 1 thereto(14)
10.20	Registration Rights Agreement dated as of July 3, 2001 by and among the Company and the parties listed on Schedule 1 thereto(14)
10.21	Option to Purchase Series B Convertible Preferred Stock and Warrants of Antex Biologics Inc. dated as of July 3, 2001 by and among the Company and the parties listed on Schedule 1 thereto(14)
10.22	Form of Class E Warrant(14)
10.23	Form of Class F Warrant(14)

Exhibit
No.	Description

21.1	Subsidiaries of Registrant(13)
23.1	Consent of Richard A. Eisner & Company, LLP(15)
*	Management plan or compensatory plan or arrangement

(1)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (Reg No. 33-53774) filed on October 27, 1992.

(2)	Incorporated by reference to an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on December 2, 1992.

(3)	Incorporated by reference to an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on December 15, 1992.

(4)	Incorporated by reference to an exhibit to Form 10-QSB for the quarter ended March 31, 1997 filed on May 14, 1997.

(5)	Incorporated by reference to an exhibit to Form S-8 (Registration No. 333-32377) filed on July 30, 1997.

(6)	Incorporated by reference to an exhibit to Form 8-K filed on September 9, 1996.

(8)	Incorporated by reference to an exhibit to Form 10-KSB for the year ended December 31, 1998 filed on March 25, 1999.

(9)	Incorporated by reference to an exhibit to Form 8-K filed on October 28, 1999.

(10)	Incorporated by reference to an exhibit to Form 8-K filed on March 22, 2000.

(11)	Incorporated by reference to an exhibit to Form 8-K filed on July 31, 2000.

(12)	Incorporated by reference to an exhibit to Form 10-QSB for the quarter ended September 30, 2000 filed on November 9, 2000.

(13)	Incorporated by reference to an exhibit to Form 10-KSB for the year ended December 31, 2000 filed on March 30, 2001.

(14)	Incorporated by reference to an exhibit to Form 8-K filed on August 15, 2001.

(15)	Filed herewith.

Reports on Form 8-K

      None

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTEX BIOLOGICS INC.

Date: March 5, 2002	By: /s/ V. M. ESPOSITO V. M. Esposito, President and Chief Executive Officer (Principal Executive Officer)

Date: March 5, 2002	By: /s/ JEFFREY V. PIRONE Jeffrey V. Pirone, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5, 2002	By: /s/ V. M. ESPOSITO V. M. Esposito, Director

Date: March 5, 2002	By: /s/ CHARLES J. COULTER Charles J. Coulter, Director

Date: March 5, 2002	By: /s/ ROBERT L. CURRY Robert L. Curry, Director

Date: March 5, 2002	By: /s/ DONALD G. STARK Donald G. Stark, Director