Form 10QSB
period 2002-03-31
ANTEX BIOLOGICS INC
filed 2002-04-29
CIK 893692

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period to

ANTEX BIOLOGICS INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1563899 (IRS Employer Identification No.)

300 Professional Drive, Gaithersburg, MD 20879
(Address of principal executive offices)

(301) 590-0129
(Issuer's telephone number)

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

12,304,856 shares of Antex Biologics Inc. Common Stock, $.01 par value, were outstanding as of April 26, 2002

Transitional Small Business Disclosure Format (check one):

Yes ☐    No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Antex Biologics Inc.
(a development stage enterprise)

Condensed Consolidated Balance Sheets

	March 31, 2002 (unaudited)	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$5,539,514	$7,119,354
Accounts and other receivables	75,960	587,384
Prepaid expenses	144,887	109,659

Total current assets	5,760,361	7,816,397
Property and equipment, net	677,176	706,741
Restricted cash and other assets	173,891	173,891

Total assets	$6,611,428	$8,697,029

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$846,789	$813,039
Deferred revenue	779,584	839,567
Deferred gain on sale of equipment	41,431	49,590

Total current liabilities	1,667,804	1,702,196
Accrued rent obligation and other liabilities	151,559	150,245

Total liabilities	1,819,363	1,852,441
Commitments and contingencies
Series B convertible preferred stock, $.01 par value, $1,000 liquidation value; 8,000 shares authorized; 3,000 shares issued and outstanding	875,711	639,679
Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 95,000,000 shares authorized; 12,304,856 issued and outstanding; 12,234,680 in 2001	123,048	122,346
Additional paid-in capital	37,310,608	37,515,898
Deficit accumulated during the development stage	(33,517,302)	(31,433,335)

Total stockholders' equity	3,916,354	6,204,909

	$6,611,428	$8,697,029

The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31
			August 3, 1991 (inception) to March 31, 2002
	2002	2001
Contract revenues	$130,425	$47,865	$17,926,886
Research and development expenses	1,513,148	1,145,518	33,699,466
Selling, general and administrative expenses	731,564	630,994	17,838,196

Loss from operations	(2,114,287)	(1,728,647)	(33,610,776)
Interest income	30,320	145,683	2,513,645
Interest expense	—	—	(708,357)
Other	—	—	(1,711,814)

Net loss	(2,083,967)	(1,582,964)	(33,517,302)
Dividend accretion attributable to beneficial conversion feature, and dividends on preferred stock	(288,532)	(612,500)	(3,805,596)

Net loss applicable to common stockholders	$(2,372,499)	$(2,195,464)	$(37,322,898)

Net loss per common share:
Basic and assuming dilution	$(0.19)	$(0.20)

Weighted average common shares outstanding:
Basic and assuming dilution	12,293,160	11,007,248

The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
			August 3, 1991 (inception) to March 31, 2002
	2002	2001
Operating activities
Net loss	$(2,083,967)	$(1,582,964)	$(33,517,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment, net	61,995	55,343	923,098
Amortization of deferred credits	—	(7,059)	(488,352)
Other expenses	—	—	1,711,814
Write-down of construction in progress	—	—	174,400
Stock-based compensation	31,445	31,445	1,533,375
Changes in operating assets and liabilities:
Accounts and other receivables	511,424	(43,883)	(75,960)
Prepaid expenses and other	(35,228)	(105,428)	(55,936)
Accounts payable, accrued expenses and other	39,303	10,550	591,341
Deferred revenue	(59,983)	70,952	779,584
Due from affiliate	—	—	420,448

Net cash used in operating activities	(1,535,011)	(1,571,044)	(28,003,490)

Investing activities
Purchase of property and equipment	(44,829)	(118,159)	(1,733,245)
Increase in restricted cash	—	—	(146,600)

Net cash used in investing activities	(44,829)	(118,159)	(1,879,845)

Financing activities
Net proceeds from sales of common stock, warrants and options	—	(48,907)	26,525,084
Net proceeds from exercise of common stock warrants and options	—	39,302	4,972,343
Proceeds from sale and leaseback agreement	—	—	2,164,792
Principal repayments on sale and leaseback agreement	—	—	(2,164,792)
Proceeds from issuance of notes payable	—	—	500,000
Net proceeds from sale of preferred stock	—	—	2,988,750
Deferred financing costs	—	(100,000)	—

Net cash provided by (used in) financing activities	—	(109,605)	34,986,177

Net increase (decrease) in cash and cash equivalents	(1,579,840)	(1,798,808)	5,102,842
Cash and cash equivalents at beginning of period	7,119,354	10,876,186	436,672

Cash and cash equivalents at end of period	$5,539,514	$9,077,378	$5,539,514

Supplemental cash flows disclosures:
Cashless exercise of common stock options and warrants	$—	$—	$4,426,000
Notes payable and accrued interest converted to preferred stock	$—	$—	$509,109
Conversion of convertible preferred stock into common stock	$—	$—	$612,500
Sale and leaseback of property and equipment	$—	$—	$2,099,175
Capitalized equipment	$—	$—	$247,957
Interest paid	$—	$—	$699,248

The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Notes to Condensed Consolidated Financial Statements
March 31, 2002
(Unaudited)

1.    Business

        Antex Biologics Inc. (the "Company") is a biopharmaceutical company committed to improving human health by developing new vaccines and antibiotics to prevent and treat chronic bacterial infections and related diseases. With respect to its research and product development, the Company currently has strategic alliances with GlaxoSmithKline, Aventis Pasteur and the U.S. Department of Defense. Since its inception, the Company's revenues have been generated solely from contracts in support of its research and development activities and, as of March 31, 2002, the Company's products are not sufficiently developed to enable the Company to generate sales on an ongoing basis. As a result, the Company is considered to be in the development stage.

        The Company has raised capital from investors and received financing from its strategic alliances to sustain its research and product development activities. However, based on the operating cash requirements and capital expenditures expected for 2002 and 2003, the Company believes that it will require additional funding to continue its operations beyond 2002. Possible sources of funds include additional or expanded strategic alliances, additional equity or debt public offerings and/or private placements, proceeds from the exercise of outstanding options and warrants, and additional grants and contracts. While the Company previously has been successful in raising additional capital, there can be no assurance that it will be able to raise sufficient capital to continue its operations beyond 2002. If the Company is unsuccessful in its efforts to obtain sufficient financing, the Company will be required to reduce or cease operations, or consider other strategic alternatives.

2.    Preparation of Condensed Consolidated Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to the 2001 financial statements to conform them to the 2002 presentation.

        The accompanying Condensed Consolidated Balance Sheet as of March 31, 2002, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 and for the period August 3, 1991 (inception) to March 31, 2002, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 and for the period August 3, 1991 (inception) to March 31, 2002, are unaudited. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the consolidated financial position of Antex Biologics Inc. and its subsidiary at March 31, 2002, and the consolidated results of their operations and their cash flows for the periods referred to above. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results anticipated for the fiscal year ending December 31, 2002. Additionally, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB.

3.    Capital Stock

        In July 2001, the Company completed a private placement of securities (consisting of convertible preferred stock, stock purchase warrants and a preferred stock purchase option) resulting in gross proceeds to the Company of $3,000,000. At March 31, 2002 the preferred stock is convertible into 1,500,000 shares of common stock at $2.00 per share, and 1,175,000 shares of common stock were reserved for the potential exercise of the stock purchase warrants. The preferred stock purchase option expired in accordance with its terms in April 2002.

        In March 2000, the Company completed a private placement of securities (consisting of common stock, preferred stock and stock purchase warrants) resulting in gross proceeds to the Company of approximately $15,300,000. In April 2001, the preferred stock issued in the private placement was converted in its entirety into 1,224,242 shares of common stock. At March 31, 2002, 3,816,512 shares of common stock were reserved for the potential exercise of the stock purchase warrants.

3.    Property and Equipment

        The Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" in the first quarter of 2002. The adoption of this standard did not materially impact the Company's financial position or results of operations.

        The Company's policy is to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of the impairment is measured as the difference between the asset's estimated fair value and its book value. Given the inherent risks within the biotechnology and biopharmaceutical industries, it is possible that the Company's current expectation that it will recover the carrying amount of its long-lived assets from future operations or alternative uses could change.

4.    Disaggregated Financial Information

        The Company has two reportable operating segments based on product lines, vaccines (or biologics) and antibiotics (or pharmaceuticals). Corporate includes patent costs, reimbursements of patent costs, general and administrative costs, and the acquisition of assets used to support administrative functions. The 2001 amounts included a transfer of completed construction in process from Corporate to the Vaccines segment. The following tables summarize information regarding the two segments for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31, 2002
	Vaccines	Antibiotics	Corporate	Total
Contract revenues	$59,983	$—	$70,442	$130,425
Research and development expenses	$1,087,210	$425,938	$—	$1,513,148
Loss from operations	$(1,027,227)	$(425,938)	$(661,122)	$(2,114,287)
Fixed asset acquisitions	$16,146	$4,405	$24,278	$44,829
	Three Months Ended March 31, 2001
	Vaccines	Antibiotics	Corporate	Total
Contract revenues	$17,000	$—	$30,865	$47,865
Research and development
expenses	$866,855	$278,663	$—	$1,145,518
Loss from operations	$(849,855)	$(278,663)	$(600,129)	$(1,728,647)
Fixed asset acquisitions	$163,772	$—	$(45,613)	$118,159

5.    Earnings (Loss) Per Share

        Earnings (loss) per common share is computed by dividing "net income (loss) applicable to common stockholders" by the weighted average number of common shares outstanding during the period. Earnings (loss) per share assuming dilution is computed by dividing "net income (loss) applicable to common stockholders" by the weighted average number of common shares and potentially dilutive shares outstanding during the period.

        The Company excluded the following potentially dilutive shares from its diluted earnings per share calculation because they are anti-dilutive:

	March 31, 2002	March 31, 2001
Common Stock Issuable Upon:
Conversion of convertible preferred stock	1,500,000	1,224,242
Exercise of stock purchase warrants	4,941,512	3,816,512
Exercise of employee and director stock options	2,862,834	1,834,299

        During the first quarter of 2002, the 1992 Directors' Stock Option Plan was amended to extend its term for an additional five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The Company is developing new vaccines and antibiotics to prevent and treat chronic bacterial infections and related diseases. The Company currently has two products in human clinical trials, and plans to have four additional products in human clinical trials within the year. Since its inception, the Company's revenues have been generated solely from contracts in support of its research and development activities and, as of March 31, 2002, the Company's products are not sufficiently developed to enable the Company to generate sales on an ongoing basis. As a result, the Company is considered to be in the development stage.

Results of Operations

        Contract revenues for the first quarter of 2002 consisted of $70,442 of reimbursable patent expenses pursuant to the Company's strategic alliance with GlaxoSmithKline ("GSK") and $59,983 related to work performed under a research contract from the U.S. Department of Defense. Contract revenues for the first quarter of 2001 consisted of $30,865 of reimbursable expenses and $17,000 from research contracts.

        Research and development expenses increased 32.1% to $1,513,148 for the first quarter of 2002 as compared to $1,145,518 for the comparable quarter in 2001. The increase in research and development costs in 2002 was related primarily to ongoing human clinical trials for two vaccine products and the production of clinical material for the Company's lead antibiotic product. There were no clinical trials in process during the first quarter of 2001.

        General and administrative expenses in the first quarter of 2002 increased 15.9% to $731,564 as compared to $630,994 for the 2001 quarter. Increased expenditures in 2002 relate in part to an increase in administrative personnel and an increase in legal costs.

Liquidity and Capital Resources

        As a development stage company, the Company's activities have been limited primarily to research and development involving its proprietary technologies, and pre-clinical and clinical trials of its various vaccine and antibiotic products. The Company currently has two products in human clinical trials, and plans to have four additional products in human clinical trials within the year. The Company has no material commitments for 2002 other than operating lease obligations of approximately $725,000, and does not expect significant revenues in 2002.

        The Company to date has raised sufficient equity capital from investors and other financing from its strategic alliances to sustain its research and product development activities. However, based on the operating cash requirements and capital expenditures expected for 2002 and 2003, including the cost to continue and complete on-going and planned clinical trials, the Company believes that it will require additional funding to continue its operations beyond 2002. Possible sources of funds include additional or expanded strategic alliances, additional equity or debt public offerings and/or private placements, proceeds from the exercise of outstanding options and warrants, and additional grants and contracts. While the Company previously has been successful in raising additional capital, there can be no assurance that it will be able to raise sufficient capital to continue its operations beyond 2002. If the Company is unsuccessful in its efforts to obtain sufficient financing, the Company will be required to reduce or cease operations, or consider other strategic alternatives.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

        This quarterly report on form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that relate to future events or results are forward-looking statements. Without limiting the foregoing, the words "may," "will," "should," "intends," "estimates," "predicts," "potential," "continue," "believe," "anticipates," "plans," "expects," the negative of these terms or other comparable terminology are intended to identify forward-looking statements. These statements are only predictions. A number of factors could cause actual results to differ materially from those indicated by forward-looking statements. In evaluating forward-looking statements, you should consider: (i) the Company's ability to fund its future operations; (ii) the Company's ability to successfully complete product research and development, including preclinical and clinical studies and commercialization; (iii) the Company's ability to obtain required governmental approvals; (iv) the Company's ability to attract and/or maintain manufacturing, sales, distribution and marketing partners; and (v) the Company's ability to develop and commercialize its products before its competitors. Further information concerning these and other risks and uncertainties is contained from time to time in our filings with the Securities and Exchange Commission. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, the Company cannot guarantee future results, events or conditions, levels of activity, performance or achievements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a results of new information, future events or otherwise.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

        None.

Reports on Form 8-K

        None.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTEX BIOLOGICS INC.
Date: April 29, 2002	By:	/s/ JEFFREY V. PIRONE Jeffrey V. Pirone Executive Vice President and Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
Antex Biologics Inc. (a development stage enterprise) Condensed Consolidated Balance Sheets
Antex Biologics Inc. (a development stage enterprise) Condensed Consolidated Statements of Operations (Unaudited)
Antex Biologics Inc. (a development stage enterprise) Condensed Consolidated Statements of Cash Flows (Unaudited)
Antex Biologics Inc. (a development stage enterprise) Notes to Condensed Consolidated Financial Statements March 31, 2002 (Unaudited)
PART II. OTHER INFORMATION
SIGNATURES