Form 10QSB
period 2002-06-30
ANTEX BIOLOGICS INC
filed 2002-08-05
CIK 893692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

     12,407,795 shares of Antex Biologics Inc. Common Stock, $.01 par value, were outstanding as of July 25, 2002

Transitional Small Business Disclosure Format (check one):

Yes         No     X

PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Antex Biologics Inc.
(a development stage enterprise)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2002	2001
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$3,390,934	$7,119,354
Accounts and other receivables	62,200	587,384
Prepaid expenses	130,122	109,659

Total current assets	3,583,256	7,816,397
Property and equipment, net	633,191	706,741
Restricted cash and other assets	175,891	173,891

Total assets	$4,392,338	$8,697,029

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,060,125	$813,039
Deferred revenue	762,675	839,567
Deferred gain on sale of equipment	29,033	49,590

Total current liabilities	1,851,833	1,702,196
Accrued rent obligation and other liabilities	157,113	150,245

Total liabilities	2,008,946	1,852,441

Commitments and contingencies

Series B convertible preferred stock, $.01 par value, $1,000 liquidation value; 8,000 shares authorized; 3,000 shares issued and outstanding	1,111,742	639,679

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 95,000,000 shares authorized; 12,307,676 issued and outstanding; 12,234,680 in 2001	123,076	122,346
Additional paid-in capital	37,109,038	37,515,898
Deficit accumulated during the development stage	(35,960,464)	(31,433,335)

Total stockholders’ equity	1,271,650	6,204,909

	$4,392,338	$8,697,029

The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months		August 3, 1991
	Ended June 30,		(inception)
			to
	2002	2001	June 30, 2002

Contract revenues	$84,868	$72,094	$18,011,754

Research and development expenses	1,768,972	1,112,541	35,468,438
Selling, general and administrative expenses	766,702	779,814	18,604,898

Loss from operations	(2,450,806)	(1,820,261)	(36,061,582)
Interest income	14,381	98,384	2,528,026
Interest expense	—	—	(708,357)
Other	(6,737)	—	(1,718,551)

Net loss	(2,443,162)	(1,721,877)	(35,960,464)
Dividend accretion attributable to beneficial conversion feature, and dividends on preferred stock	(288,532)	—	(4,094,128)

Net loss applicable to common stockholders	$(2,731,694)	$(1,721,877)	$(40,054,592)

Net loss per common share:
Basic and assuming dilution	$(0.22)	$(0.14)

Weighted average common shares outstanding:
Basic and assuming dilution	12,306,498	12,207,774

The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months		August 3, 1991
	Ended June 30,		(inception)
			to
	2002	2001	June 30, 2002

Contract revenues	$215,293	$119,959	$18,011,754

Research and development expenses	3,282,120	2,258,059	35,468,438
Selling, general and administrative expenses	1,498,267	1,410,808	18,604,898

Loss from operations	(4,565,094)	(3,548,908)	(36,061,582)
Interest income	44,702	244,067	2,528,026
Interest expense	—	—	(708,357)
Other	(6,737)	—	(1,718,551)

Net loss	(4,527,129)	(3,304,841)	(35,960,464)
Dividend accretion attributable to beneficial conversion feature, and dividends on preferred stock	(577,064)	(612,500)	(4,094,128)

Net loss applicable to common stockholders	$(5,104,193)	$(3,917,341)	$(40,054,592)

Net loss per common share:
Basic and assuming dilution	$(0.42)	$(0.34)

Weighted average common shares outstanding:
Basic and assuming dilution	12,299,866	11,610,827

The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months		August 3, 1991
	Ended June 30,		(inception)
			to
	2002	2001	June 30, 2002

Operating activities
Net loss	$(4,527,129)	$(3,304,841)	$(35,960,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment, net	124,988	111,769	986,091
Amortization of deferred credits	—	(16,465)	(488,352)
Other expenses	6,737	—	1,718,551
Write-down of construction in progress	—	—	174,400
Stock-based compensation	62,895	62,890	1,564,825
Changes in operating assets and liabilities:
Accounts and other receivables	525,184	(78,663)	(62,200)
Prepaid expenses and other	(20,739)	(80,564)	(41,447)
Accounts payable, accrued expenses and other	258,192	77,687	810,230
Deferred revenue	(76,892)	93,656	762,675
Due from affiliate	—	—	420,448

Net cash used in operating activities	(3,646,764)	(3,134,531)	(30,115,243)

Investing activities
Purchase of property and equipment	(84,672)	(154,931)	(1,773,088)
Increase in restricted cash	—	—	(146,600)

Net cash used in investing activities	(84,672)	(154,931)	(1,919,688)

The accompanying notes are an integral part of these financial statements.	(Continued)

Antex Biologics Inc.
(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months		August 3, 1991
	Ended June 30,		(inception)
			to
	2002	2001	June 30, 2002

Financing activities
Net proceeds from sales of common stock, warrants and options	$—	$(62,424)	$26,525,084
Net proceeds from exercise of common stock warrants and options	3,016	39,302	4,975,359
Proceeds from sale and leaseback agreement	—	—	2,164,792
Principal repayments on sale and leaseback agreement	—	—	(2,164,792)
Proceeds from issuance of notes payable	—	—	500,000
Net proceeds from sale of preferred stock	—	—	2,988,750
Deferred financing costs	—	(115,000)	—

Net cash provided by (used in) financing activities	3,016	(138,122)	34,989,193

Net increase (decrease) in cash and cash equivalents	(3,728,420)	(3,427,584)	2,954,262
Cash and cash equivalents at beginning of period	7,119,354	10,876,186	436,672

Cash and cash equivalents at end of period	$3,390,934	$7,448,602	$3,390,934

Supplemental cash flows disclosures:
Cashless exercise of common stock options and warrants	$—	$—	$4,426,000
Notes payable and accrued interest converted to preferred stock	—	—	509,109
Conversion of convertible preferred stock into common stock	—	—	612,500
Sale and leaseback of property and equipment	—	—	2,099,175
Capitalized equipment	—	—	247,957
Interest paid	—	—	699,248

The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Notes to Condensed Consolidated Financial Statements
June 30, 2002
(Unaudited)

1.  Business

     Antex Biologics Inc. (the “Company”) is a biopharmaceutical company committed to improving human health by developing new vaccines and antibiotics to prevent and treat chronic bacterial infections and related diseases. With respect to its research and product development, the Company currently has strategic alliances with GlaxoSmithKline, Aventis Pasteur and the U.S. Department of Defense. Since its inception, the Company’s revenues have been generated solely from contracts in support of its research and development activities and, as of June 30, 2002, the Company’s products are not sufficiently developed to enable the Company to generate sales on an ongoing basis. As a result, the Company is considered to be in the development stage.

     To date, the Company has raised funds primarily from equity financings and from strategic alliances. The Company has no bank lines of credit or other credit facilities. The Company’s operating cash requirements expected for the remainder of 2002, including approximately $1,000,000 for clinical trials, will require additional funding by the end of the third quarter of 2002.

     The Company continues to examine a range of possible funding sources, including additional strategic alliances, additional equity or debt public offerings and private placements, the sale and leaseback of existing assets, and additional grants and contracts. To this end, the Company retained the services of an investment bank in February 2002 to undertake a private placement of the Company’s equity securities. The Company was advised on June 25, 2002 that the investment bank would not be able to complete the placement and the engagement was terminated. Since then, the Company has continued to pursue potential public and private equity funding opportunities. However, there can be no assurance that the Company will be able to raise sufficient funds from these or other sources. The Company may also seek to enter into one or more business transactions that could involve the merger or sale of the Company and/or selected Company assets in an effort to preserve shareholder value. If the Company is unsuccessful in these efforts, the Company will be required to curtail its ongoing operations, including discontinuation of ongoing and planned clinical trials, or cease operations completely.

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

     The accompanying Condensed Consolidated Balance Sheet as of June 30, 2002, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001 and for the period August 3, 1991 (inception) to June 30, 2002, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 and for the period August 3, 1991 (inception) to June 30, 2002, are unaudited. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the consolidated financial position of Antex Biologics Inc. and its subsidiary at June 30, 2002, and the consolidated results of their operations and their cash flows for the periods referred to above. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results anticipated for the fiscal year ending December 31, 2002. Additionally, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2001 included in the Company’s Annual Report on Form 10-KSB.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3. Capital Stock

     In July 2001, the Company completed a private placement of securities resulting in gross proceeds to the Company of $3,000,000. At June 30, 2002 the preferred stock is convertible into 1,500,000 shares of common stock, and 1,175,000 shares of common stock were reserved for the potential exercise of the stock purchase warrants. In July 2002, the Company paid the semi-annual dividend associated with the preferred stock, in shares of unregistered common stock.

4. Property and Equipment

     The Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” in the first quarter of 2002. The adoption of this standard did not materially impact the Company’s financial position or results of operations.

     The Company’s policy is to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of the impairment is measured as the difference between the asset’s estimated fair value and its book value. Given the inherent risks within the biotechnology and biopharmaceutical industries, it is possible that the Company’s current expectation that it will recover the carrying amount of its long-lived assets from future operations or alternative uses could change.

5. Disaggregated Financial Information

     The Company has two reportable operating segments based on product lines, vaccines (or biologics) and antibiotics (or pharmaceuticals). Corporate includes certain patent costs and reimbursements of patent costs, general and administrative costs, and the acquisition of assets used to support administrative functions. The 2001 amounts included a transfer of completed construction in process from Corporate to the Vaccines segment. The following tables summarize information regarding the two segments for the three- and six-month periods ended June 30, 2002 and 2001:

		Three Months Ended June 30, 2002

	Vaccines	Antibiotics	Corporate	Total

Contract revenues	$16,908	$—	$67,960	$84,868
Research and development expenses	$932,312	$768,700	67,960	$1,768,972
Loss from operations	$(915,404)	$(768,700)	$(766,702)	$(2,450,806)
Fixed asset acquisitions	$31,218	$4,094	$4,531	$39,843

		Three Months Ended June 30, 2001

	Vaccines	Antibiotics	Corporate	Total

Contract revenues	$—	$—	$72,094	$72,094
Research and development expenses	$714,061	$398,480	$—	$1,112,541
Loss from operations	$(714,061)	$(398,480)	$(707,720)	$(1,820,261)
Fixed asset acquisitions	$—	$—	$36,772	$36,772

		Six Months Ended June 30, 2002

	Vaccines	Antibiotics	Corporate	Total

Contract revenues	$76,891	$—	$138,402	$215,293
Research and development expenses	$1,752,466	$1,391,252	$138,402	$3,282,120
Loss from operations	$(1,675,575)	$(1,391,252)	$(1,498,267)	$(4,565,094)
Fixed asset acquisitions	$47,364	$8,499	$28,809	$84,672

		Six Months Ended June 30, 2001

	Vaccines	Antibiotics	Corporate	Total

Contract revenues	$17,000	$—	$102,959	$119,959
Research and development expenses	$1,580,916	$677,143	$—	$2,258,059
Loss from operations	$(1,563,916)	$(677,143)	$(1,307,849)	$(3,548,908)
Fixed asset acquisitions	$—	$—	$154,931	$154,931

6. Earnings (Loss) Per Share

     Earnings (loss) per common share is computed by dividing “net income (loss) applicable to common stockholders” by the weighted average number of common shares outstanding during the period. Earnings (loss) per share assuming dilution is computed by dividing “net income (loss) applicable to common stockholders” by the weighted average number of common shares and potentially dilutive shares outstanding during the period.

     The Company excluded the following potentially dilutive shares from its diluted earnings per share calculation because they are anti-dilutive:

	June 30,	June 30,
Common Stock Issuable Upon:	2002	2001

Conversion of convertible preferred stock	1,500,000	—
Exercise of stock purchase warrants	5,091,512	3,816,512
Exercise of employee and director stock options	2,908,175	1,834,299

     During the first quarter of 2002, the 1992 Directors’ Stock Option Plan was amended to extend its term for an additional five years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The Company is developing new vaccines and antibiotics to prevent and treat chronic bacterial infections and related diseases. The Company currently has two products in human clinical trials, and currently expects to have four additional products in human clinical trials by the end of the year. Since its inception, the Company’s revenues have been generated solely from contracts in support of its research and development activities and, as of June 30, 2002, the Company’s products are not sufficiently developed to enable the Company to generate sales on an ongoing basis. As a result, the Company is considered to be in the development stage.

Results of Operations

     Contract revenues for the first half of 2002 consisted of $138,402 of reimbursable patent expenses pursuant to the Company’s strategic alliance with GlaxoSmithKline (“GSK”) and $76,891 related to work performed under a research contract from the U.S. Department of Defense. Contract revenues for the second quarter of 2002 consisted of $67,960 of reimbursable patent expenses pursuant to the Company’s strategic alliance with GlaxoSmithKline (“GSK”) and $16,908 related to work performed under a research contract from the U.S. Department of Defense. Contract revenues for the first half of 2001 consisted of $102,959 of reimbursable expenses and $17,000 from research contracts. Contract revenues for the second quarter of 2001 consisted of $72,094 of reimbursable expenses.

     Research and development expenses increased 45% to $3,282,120 for the first half of 2002 as compared to $2,258,059 for the comparable period in 2001. Research and development expenses increased 59% to $1,768,972 for the second quarter of 2002 as compared to $1,112,541 for the comparable period in 2001. The increase in research and development costs in 2002 was related primarily to ongoing human clinical trials for two vaccine products and the production of clinical material for the Company’s lead antibiotic product AP 158. There were no clinical trials in process during the first half of 2001.

     General and administrative expenses in the first half of 2002 increased 6% to $1,498,267 as compared to $1,410,808 for the 2001 half. General and administrative expenses in the second quarter of 2002 decreased 2% to $766,702 as compared to $779,814 for the 2001 second quarter. Increased expenditures in 2002 relate in part to an increase in legal costs.

     Interest income decreased in the three- and six-month periods ended June 30, 2002 as compared to the same periods last year due to decreasing cash and investment balances.

Liquidity and Capital Resources

     As a development stage company, the Company’s activities have been limited primarily to research and development, pre-clinical and clinical trials of its various vaccine and antibiotic products. The Company currently has two products in human clinical trials, and currently expects to have four additional products in human clinical trials by the end of the year. The Company has no material non-cancelable commitments for the remainder of 2002 other than operating lease obligations of approximately $365,000, and does not expect significant revenues in the second half of 2002.

     To date, the Company has raised funds primarily from equity financings and from strategic alliances. The Company has no bank lines of credit or other credit facilities. The Company’s operating cash requirements expected for the remainder of 2002, including approximately $1,000,000 for clinical trials, will require additional funding by the end of the third quarter of 2002.

     The Company continues to examine a range of possible funding sources, including additional strategic alliances, additional equity or debt public offerings and private placements, the sale and leaseback of existing assets, and additional grants and contracts. To this end, the Company retained the services of an investment bank in February 2002 to undertake a private placement of the Company’s equity securities. The Company was advised on June 25, 2002 that the investment bank would not be able to complete the placement and the engagement was terminated. Since then, the Company has continued to pursue potential public and private equity funding opportunities. However, there can be no assurance that the Company will be able to raise sufficient funds from these or other sources. The Company may also seek to enter into one or more business transactions that could involve the merger or sale of the Company and/or selected Company assets in an effort to preserve shareholder value. If the Company is unsuccessful in these efforts, the Company will be required to curtail its ongoing operations, including discontinuation of ongoing and planned clinical trials, or cease operations completely.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that relate to future events or results are forward-looking statements. Without limiting the foregoing, the words “may,” “will,” “should,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believe,” “anticipates,” “plans,” “expects,” the negative of these terms or other comparable terminology are intended to identify forward-looking statements. These statements are only predictions. A number of factors could cause actual results to differ materially from those indicated by forward-looking statements. In evaluating forward-looking statements, you should consider: (i) the Company’s ability to fund its future operations; (ii) the Company’s ability to successfully complete product research and development, including preclinical and clinical studies and commercialization; (iii) the Company’s ability to obtain required governmental approvals; (iv) the Company’s ability to attract and/or maintain manufacturing, sales, distribution and marketing partners; and (v) the Company’s ability to develop and commercialize its products before its competitors. Further information concerning these and other risks and uncertainties is contained from time to time in our filings with the Securities and Exchange Commission. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, the Company cannot guarantee future results, events or conditions, levels of activity, performance or achievements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a results of new information, future events or otherwise.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     On June 18, 2002, the Company held its Annual Meeting of Stockholders. The following matters were submitted to a vote of the stockholders and were adopted by the votes specified below.

Election to the Board of Directors of the Company’s nominee – Robert L. Curry:

For	6,609,442
Against	75,465
Abstained	—

The directors not elected at the Annual Meeting whose tenure continued after the Annual Meeting are Charles J. Coulter, V.M. Esposito and Donald G. Stark.

Ratification of the appointment of Richard A. Eisner & Company, LLP as the independent accountants to audit the Company’s accounts for the fiscal year ending December 31, 2002:

For	6,616,020
Against	61,366
Abstained	7,521

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

     None.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ANTEX BIOLOGICS INC.

Date:	August 5, 2002	By:	/s/Jeffrey V. Pirone

Jeffrey V. Pirone
Executive Vice President and
Chief Financial Officer