Form 10QSB
period 2002-09-30
ANTEX BIOLOGICS INC
filed 2002-11-07
CIK 893692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period _____________ to ______________

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

12,407,795 shares of Antex Biologics Inc. Common Stock, $.01 par value, were outstanding as of October 31, 2002

Transitional Small Business Disclosure Format (check one):

Yes             No   X

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Antex Biologics Inc.
(a development stage enterprise)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2002	2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,154,383	$7,119,354
Accounts and other receivables	37,988	587,384
Prepaid expenses and other current assets	123,343	109,659

Total current assets	1,315,714	7,816,397
Property and equipment, net	577,197	706,741
Restricted cash and other assets	256,391	173,891

Total assets	$2,149,302	$8,697,029

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$928,750	$813,039
Deferred revenue	727,991	839,567
Deferred gain on sale of equipment	16,635	49,590

Total current liabilities	1,673,376	1,702,196
Accrued rent obligation and other liabilities	162,666	150,245

Total liabilities	1,836,042	1,852,441
Commitments and contingencies
Series B convertible preferred stock, $.01 par value, $1,000 liquidation value; 8,000 shares authorized; 3,000 shares issued and outstanding	1,347,775	639,679
Stockholders’ equity (deficit):
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 95,000,000 shares authorized; 12,407,795 issued and outstanding; 12,234,680 in 2001	124,077	122,346
Additional paid-in capital	36,978,450	37,515,898
Deficit accumulated during the development stage	(38,137,042)	(31,433,335)

Total stockholders’ equity (deficit)	(1,034,515)	6,204,909

	$2,149,302	$8,697,029

The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months		August 3, 1991
	Ended September 30,		(inception)
			to
	2002	2001	Sept 30, 2002

Contract revenues	$69,260	$87,945	$18,081,014
Research and development expenses	1,587,766	1,160,333	37,056,204
Selling, general and administrative expenses	671,423	740,345	19,276,322

Loss from operations	(2,189,929)	(1,812,733)	(38,251,512)
Interest income	13,351	96,017	2,541,378
Interest expense	—	—	(708,357)
Other	—	—	(1,718,551)

Net loss	(2,176,578)	(1,716,716)	(38,137,042)
Dividend accretion attributable to beneficial conversion feature, and dividends on preferred stock	(288,532)	(288,532)	(4,382,660)

Net loss applicable to common stockholders	$(2,465,110)	$(2,005,248)	$(42,519,702)

Net loss per common share:
Basic and assuming dilution	$(0.20)	$(0.16)

Weighted average common shares outstanding:
Basic and assuming dilution	12,392,560	12,234,680

The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months		August 3, 1991
	Ended September 30,		(inception)
			to
	2002	2001	Sept 30, 2002

Contract revenues	$284,553	$207,904	$18,081,014
Research and development expenses	4,869,886	3,418,393	37,056,204
Selling, general and administrative expenses	2,169,690	2,151,153	19,276,322

Loss from operations	(6,755,023)	(5,361,642)	(38,251,512)
Interest income	58,053	340,085	2,541,378
Interest expense	—	—	(708,357)
Other	(6,737)	—	(1,718,551)

Net loss	(6,703,707)	(5,021,557)	(38,137,042)
Dividend accretion attributable to beneficial conversion feature, and dividends on preferred stock	(865,596)	(901,031)	(4,382,660)

Net loss applicable to common stockholders	$(7,569,303)	$(5,922,588)	$(42,519,702)

Net loss per common share:
Basic and assuming dilution	$(0.61)	$(0.50)

Weighted average common shares outstanding:
Basic and assuming dilution	12,331,103	11,821,063

The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months		August 3, 1991
	Ended September 30,		(inception)
			to
	2002	2001	Sept 30, 2002

Operating activities
Net loss	$(6,703,707)	$(5,021,557)	$(38,137,042)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization of property and equipment, net	172,572	174,303	1,033,675
Amortization of deferred credits	—	(16,465)	(488,352)
Write-down of construction in progress	—	—	174,400
Stock-based compensation and expense	169,342	94,335	1,671,272
Other	6,737	—	1,718,551
Changes in operating assets and liabilities:
Accounts and other receivables	549,396	(24,504)	(37,988)
Prepaid expenses and other	(11,984)	(39,653)	(32,692)
Accounts payable, accrued expenses and other	128,132	233,793	680,170
Deferred revenue	(107,343)	257,475	732,224
Due from affiliate	—	—	420,448

Net cash used in operating activities	(5,796,855)	(4,342,273)	(32,265,334)

Investing activities
Purchase of property and equipment	(88,660)	(164,228)	(1,777,076)
Increase in restricted cash	—	—	(146,600)

Net cash used in investing activities	(88,660)	(164,228)	(1,923,676)

     The accompanying notes are an integral part of these financial statements. (Continued)

Antex Biologics Inc.
(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months		August 3, 1991
	Ended September 30,		(inception)
			to
	2002	2001	Sept 30, 2002

Financing activities
Net proceeds from sales of capital stock, warrants and options	$—	$2,526,137	$29,513,834
Net proceeds from exercise of common stock warrants and options	3,044	39,302	4,975,387
Proceeds from sale and leaseback agreement	—	—	2,164,792
Principal repayments on sale and leaseback agreement	—	—	(2,164,792)
Proceeds from issuance of notes payable	—	—	500,000
Deferred financing costs	(82,500)	—	(82,500)

Net cash provided by (used in) financing activities	(79,456)	2,565,439	34,906,721

Net increase (decrease) in cash and cash equivalents	(5,964,971)	(1,941,062)	717,711
Cash and cash equivalents at beginning of period	7,119,354	10,876,186	436,672

Cash and cash equivalents at end of period	$1,154,383	$8,935,124	$1,154,383

Supplemental cash flows disclosures:
Cashless exercise of common stock options and warrants	$—	$—	$4,426,000
Notes payable and accrued interest converted to preferred stock	—	—	509,109
Conversion of convertible preferred stock into common stock	—	612,500	612,500
Sale and leaseback of property and equipment	—	—	2,099,175
Capitalized equipment	—	—	247,957
Interest paid	—	—	699,248

The accompanying notes are an integral part of these financial statements.

Antex Biologics Inc.
(a development stage enterprise)

Notes to Condensed Consolidated Financial Statements
September 30, 2002
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

     Since its inception, the Company’s revenues have been generated solely from contracts in support of its research and development activities and, as of September 30, 2002, the Company’s products are not sufficiently developed to enable the Company to generate sales on an ongoing basis. As a result, the Company is considered to be in the development stage. To date, the Company has raised funds primarily from equity financings and from strategic alliances. The Company has no bank lines of credit or other credit facilities.

     The Company has no material non-cancelable commitments for the remainder of 2002 other than operating lease obligations of approximately $185,000, and does not expect significant revenues in the fourth quarter of 2002. The Company expects its operating cash requirements for the remainder of 2002 to be approximately $2,000,000; the Company has approximately $1,200,000 in cash on hand at September 30, 2002.

     To raise additional capital, the Company, on October 25, 2002, filed a registration statement with the Securities and Exchange Commission to register shares of Common Stock and Redeemable Stock Purchase Warrants in an underwritten offering in which the Company is seeking to raise up to $10,000,000 in gross proceeds (approximately $8.5 million after deducting underwriting and offering costs and expenses). However, there can be no assurance that the Company will be able to complete its public offering as planned.

     In addition to the planned public offering, the Company continues to examine a range of possible funding sources, including additional strategic alliances, additional equity or debt private placements, the sale and leaseback of existing assets, and additional grants and contracts. The Company is also examining the possibility of entering into one or more business transactions that could involve the merger or sale of the Company and/or selected Company assets. If the Company is unsuccessful in raising capital during the quarter from its planned public offering or from the other efforts outlined above sufficient to meet its anticipated needs, the Company will be required to curtail its ongoing operations, including discontinuation of ongoing and planned clinical trials, or cease operations completely.

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

     The accompanying Condensed Consolidated Balance Sheet as of September 30, 2002, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001 and for the period August 3, 1991 (inception) to September 30, 2002, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 and for the period August 3, 1991 (inception) to September 30, 2002, are unaudited. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the consolidated financial position of Antex Biologics Inc. and its subsidiary at September 30, 2002, and the consolidated results of their operations and their cash flows for the periods referred to above. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results anticipated for the fiscal year ending December 31, 2002. Additionally, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2001 included in the Company’s Annual Report on Form 10-KSB.

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

3.     Capital Stock

     In July 2001, the Company completed a private placement of 3,000 shares of Series B 7% Convertible Preferred Stock, along with 750,000 Class E Warrants and 375,000 Class F Warrants, from which it realized gross proceeds of approximately $3,000,000 (approximately $2,600,000 after deducting offering costs and expenses). The Series B 7% Convertible Preferred Stock currently is convertible into an aggregate of 1,500,000 shares of Common Stock. The Class E Warrants are currently exercisable to purchase one share of Common Stock at an exercise price of $2.50 per share and the Class F Warrants are currently exercisable to purchase one share of Common Stock at an exercise price of $3.00 per share. The Company paid dividends in January 2002 and July 2002 on the preferred stock, in 170,295 unregistered shares of its common stock.

     In August 2002, as part of a consulting services agreement, the Company granted the consulting firm redeemable stock purchase warrants to purchase 150,000 shares of its Common Stock. The warrants are exercisable for five years at $3.00 per share. The Company recorded a charge of $75,000 in the accompanying statement of operations for the quarter ended September 30, 2002 related to the grant of the warrants.

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

5.     Business Segment Financial Information

     The Company has two reportable operating segments based on product lines, vaccines (or biologics) and antibiotics (or pharmaceuticals). Corporate includes certain patent costs and reimbursements of patent costs, general and administrative costs, and the acquisition of assets used to support administrative functions. The 2001 amounts included a transfer of completed construction in process from Corporate to the Vaccines segment. The following tables summarize information regarding the two segments for the three- and nine-month periods ended September 30, 2002 and 2001:

	Three Months Ended September 30, 2002

	Vaccines	Antibiotics	Corporate	Total

Contract revenues	$34,684	$—	$34,576	$69,260
Research and development expenses	$908,720	$644,470	34,576	$1,587,766
Loss from operations	$(874,036)	$(644,470)	$(671,423)	$(2,189,929)
Fixed asset acquisitions	$3,988	$—	$—	$3,988

	Three Months Ended September 30, 2001

	Vaccines	Antibiotics	Corporate	Total

Contract revenues	$50,385	$—	$37,560	$87,945
Research and development expenses	$822,876	$337,458	$—	$1,160,334
Loss from operations	$(772,491)	$(337,458)	$(702,785)	$(1,812,734)
Fixed asset acquisitions	$3,753	$—	$5,544	$9,297

	Nine Months Ended September 30, 2002

	Vaccines	Antibiotics	Corporate	Total

Contract revenues	$111,575	$—	$172,978	$284,553
Research and development expenses	$2,857,800	$1,839,108	$172,978	$4,869,886
Loss from operations	$(2,746,225)	$(1,839,108)	$(2,169,690)	$(6,755,023)
Fixed asset acquisitions	$51,352	$8,499	$28,809	$88,660

	Nine Months Ended September 30, 2001

	Vaccines	Antibiotics	Corporate	Total

Contract revenues	$67,385	$—	$140,519	$207,904
Research and development expenses	$2,403,792	$1,014,601	$—	$3,418,393
Loss from operations	$(2,336,407)	$(1,014,601)	$(2,010,634)	$(5,361,642)
Fixed asset acquisitions	$114,505	$—	$49,723	$164,228

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

     The Company excluded the following potentially dilutive shares from its diluted earnings per share calculation because they are anti-dilutive:

	Sept 30,	Sept 30,
Common Stock Issuable Upon:	2002	2001

Conversion of convertible preferred stock	1,500,000	1,500,000
Exercise of stock purchase warrants	5,241,512	4,941,512
Exercise of employee and director stock options	2,908,175	2,109,299

     During the first quarter of 2002, the 1992 Directors’ Stock Option Plan was amended to extend its term for an additional five years.

7.     Contingencies

     In September 2002, the Company was named as a defendant, along with a number of other pharmaceutical companies, in 37 lawsuits filed by a single law firm. In the lawsuits, the named plaintiffs, on behalf of minor children, have asserted product liability and other claims against the defendants, including the Company, alleging that the defendants used Thimerosal (a mercury-based preservative) in commercially-available vaccines administered to minors and that the minors sustained injuries due to the Thimerosal. Based on the fact that the Company has used Thimerosal only in clinical trials in which no minors were participants, it does not believe that it has any liability in these actions. In addition, the Company believes that under its license agreements with GlaxoSmithKline and Aventis Pasteur it is entitled to indemnification against these claims. However, if the complaint against the Company is not dismissed, and if GlaxoSmithKline and Aventis Pasteur fail to assume the defense of the lawsuit or fail to indemnify the Company, any adverse judgment against the Company or the cost of defending the claim, including a successful defense, could have a material adverse effect on the Company’s business or financial condition. At this early stage in the proceedings, the Company is not in a position to predict the outcome of this litigation, but intends, subject to the availability of financial resources, to contest the matter vigorously. No provision has been made in the Company’s financial statements as a result of this contingency.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATION

     The Company is a biopharmaceutical company committed to developing and marketing new products to prevent and treat chronic bacterial infections and related diseases. The Company is devoting substantially all its resources to research and product development (including preclinical and clinical development) and has no product sales. The Company currently has two products in human clinical trials, and currently expects, subject to the receipt of additional funding, to have two additional products in human clinical trials by the end of 2002 and a third potential product in human clinical trials by the end of the first quarter of 2003. Since its inception, the Company’s revenues have been generated solely from contracts in support of its research and development activities and, as of September 30, 2002, the Company’s products are not sufficiently developed to enable the company to generate sales on an ongoing basis. As a result, the Company is considered to be in the development stage. To date, the Company has raised funds primarily from equity financings and from strategic alliances. The Company has no bank lines of credit or other credit facilities.

     The business of the Company currently does not generate any revenues from product sales and we do not anticipate that our revenue from contracts, grants and collaborative agreements will be sufficient to meet our future capital requirements. The Company has spent and will continue to spend substantial funds in the research, development and clinical testing of its products.

Results of Operations

     Contract revenues for the first nine months of 2002 consisted of $172,978 of reimbursable patent expenses pursuant to the Company’s strategic alliance with GlaxoSmithKline (“GSK”) and $111,575 related to work performed under a research contract from the U.S. Department of Defense. Contract revenues for the third quarter of 2002 consisted of $34,576 of reimbursable patent expenses and $34,684 from the research contract. Contract revenues for the first nine months of 2001 consisted of $140,519 of reimbursable expenses and $67,385 from research contracts. Contract revenues for the third quarter of 2001 consisted of $37,560 of reimbursable expenses and $50,385 from research contracts.

     Research and development expenses increased 42% to $4,869,886 for the first nine months of 2002 as compared to $3,418,393 for the comparable period in 2001. Research and development expenses increased 37% to $1,587,766 for the third quarter of 2002 as compared to $1,160,334 for the comparable period in 2001. The increase in research and development costs in 2002 was related primarily to ongoing human clinical trials for two vaccine products and the production of clinical material for, and the preclinical evaluation of, the Company’s lead antibiotic product. There were no clinical trials in process during the first nine months of 2001.

     Selling, general and administrative expenses in the first nine months of 2002 increased less than 1% to $2,169,690 as compared to $2,151,153 for the first nine months of 2001. Selling, general and administrative expenses in the third quarter of 2002 decreased 9% to $671,423 as compared to $740,345 for the 2001 third quarter. Selling, general and administrative expense in the third quarter of 2001 included severance costs of approximately $100,000 associated with the termination of an officer.

     The decrease in interest income for the three- and nine-month periods ended September 30, 2002 as compared to the same periods last year was due to decreasing cash and investment balances.

     The Financial Accounting Standards Board has recently issued several statements of financial accounting standards, including No. 141 “Business Combinations,” No. 142 “Goodwill and Other Intangible Assets,” No. 143 “Accounting for Asset Retirement Obligations,” No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” No. 146 “Accounting for Costs Associated with Exit or Disposal

Activities,” and No. 147 “Acquisition of Certain Financial Institutions.” We expect that the adoption of these pronouncements will not materially impact our financial results.

Critical Accounting Policies

     The Company recognizes revenues on long-term grants and contracts using the percentage of completion method of accounting. Pursuant to these contracts, revenue is recognized based on actual costs incurred in relation to total estimated costs to complete the contract. To the extent that estimated costs of completion are adjusted, revenue recognized from a particular contract will be affected in the period of the adjustment. Anticipated contract losses are recognized as they become known. Cash payments received in advance of revenue being recognized are deferred on the balance sheet.

     Reimbursement payments from the Company’s various strategic alliances are recognized as revenue when the underlying expense is incurred and the revenue earned. Milestone payments from the Company’s various strategic alliances are recognized as revenue when the milestone is achieved and the revenue is earned.

     Research and development costs, including costs for clinical trials, are expensed as incurred.

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

     The Company has no material non-cancelable commitments for the remainder of 2002 other than operating lease obligations of approximately $185,000, and does not expect significant revenues in the fourth quarter of 2002. The Company expects its operating cash requirements for the remainder of 2002 to be approximately $2,000,000; the Company has approximately $1,200,000 in cash on hand at September 30, 2002.

     To raise additional capital, the Company, on October 25, 2002, filed a registration statement with the Securities and Exchange Commission to register shares of Common Stock and Redeemable Stock Purchase Warrants for an underwritten offering in which the Company is seeking to raise up to $10,000,000 in gross proceeds (approximately $8.5 million after deducting underwriting and expected offering costs and expenses). However, there can be no assurance that the Company will be able to complete its public offering as planned.

     In July 2001, the Company completed a private placement of 3,000 shares of Series B Convertible Preferred Stock, along with 750,000 Class E Warrants and 375,000 Class F Warrants, from which it realized gross proceeds of approximately $3,000,000 (approximately $2,600,000 after deducting offering costs and expenses). The Series B Convertible Preferred Stock currently is convertible into an aggregate of 1,500,000 shares of Common Stock based on the current conversion price of $2.00 per share. The Class E Warrants are exercisable to purchase one share of Common Stock at an exercise price of $2.50 per share and the Class F Warrants are exercisable to purchase one share of Common Stock at an exercise price of $3.00 per share.

     The conversion price of the Series B Convertible Preferred Stock and the exercise prices of the Class E and Class F Warrants are subject to future adjustment in certain circumstances, including as the result of stock splits, stock dividends, and issuances of common stock, or rights to acquire common stock, at a price below the conversion price per share then in effect. If the public offering currently contemplated by the Company is completed, then the conversion price of the Series B Convertible Preferred Stock and the exercise prices of the Class E and Class F Warrants will be reduced to the per share price at which the Common Stock is sold in the offering. Based on the anticipated terms of the offering, these adjustments are expected to result in a significant increase in the aggregate number of shares issuable upon conversion of the Series B Convertible Preferred Stock and a significant reduction in the exercise price of the Class E and Class F Warrants.

     Under the term of the Series B Convertible Preferred Stock, in the event of an adjustment in the conversion price, the Company is required to list the additional shares issuable upon the conversion on the American Stock Exchange. Under the rules of the American Stock Exchange, the Company expects that stockholder approval of the issuance of the additional shares will be required as a condition to listing. If the Company fails to obtain stockholder approval within 90 days after the completion of the offering, the terms of the Series B Convertible Preferred Stock require the Company to make a cash payment to the holders of the Series B Convertible Preferred Stock. Depending on the price at which the Common Stock is sold in the offering, this amount could be up to $3,000,000.

     In addition to the planned public offering, the Company continues to examine a range of possible funding sources, including additional strategic alliances, additional equity or debt private placements, the sale and leaseback of existing assets, and additional grants and contracts. The Company is also examining the possibility of entering into one or more business transactions that could involve the merger or sale of the Company and/or selected Company assets.

     If the Company is unsuccessful in raising capital during the quarter from its planned public offering or from the other efforts sufficient to meet its anticipated needs, the Company will be required to curtail its ongoing operations, including discontinuation of ongoing and planned clinical trials, or cease operations completely.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

(b)  Changes in internal controls. There were no significant changes in the Company’s internal controls or to the Company’s knowledge, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In September 2002, the Company was named as a defendant, along with a number of other pharmaceutical companies, in 37 lawsuits filed by a single law firm. In the lawsuits, the named plaintiffs, on behalf of minor children, have asserted product liability and other claims against the defendants, including the Company, alleging that the defendants used Thimerosal (a mercury-based preservative) in commercially-available vaccines administered to minors and that the minors sustained injuries due to the Thimerosal. Based on the fact that the Company has used Thimerosal only in clinical trials in which no minors were participants, it does not believe that it has any liability in these actions. In addition, the Company believes that under our license agreements with GlaxoSmithKline and Aventis Pasteur it is entitled to indemnification against these claims. However, if the complaint against the Company is not dismissed, and if GlaxoSmithKline and Aventis Pasteur fail to assume the defense of the lawsuit or fail to indemnify the Company, any adverse judgment against the Company or the cost of defending the claim, including a successful defense, could have a material adverse effect on the Company’s business or financial condition. At this early stage in the proceedings, the Company is not in a position to predict the outcome of this litigation, but intends, subject to the availability of financial resources, to contest the matter vigorously. No provision has been made in the Company’s financial statements as a result of this contingency.

ITEM 2. CHANGES IN SECURITIES

     The Company is required to pay dividends on its Series B Convertible Preferred Stock in semi-annual amounts equal to 3 1/2% of the liquidation value, which the Company has the option to pay in either cash or shares of Common Stock. On July 15, 2002, the Company issued to the holders of the Series B Convertible Preferred Stock 100,119 shares of Common Stock in satisfaction of its semi-annual dividend payment obligation. The shares of Common Stock were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, based on the accredited investor status of the holders of the Series B Convertible Preferred Stock.

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

ANTEX BIOLOGICS INC.

Date: November 7, 2002	By: /s/Jeffrey V. Pirone Jeffrey V. Pirone Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, V.M. Esposito, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Antex Biologics Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

By: /s/V.M. Esposito V.M. Esposito President and Chief Executive Officer

     I, Jeffrey V. Pirone, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Antex Biologics Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

By: /s/Jeffrey V. Pirone Jeffrey V. Pirone Executive Vice President and Chief Financial Officer